Form 10-Q
period 2001-11-30
LAWSON SOFTWARE INC
filed 2002-01-16
CIK 1141517

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

/X/	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2001

OR

/ /	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM            TO

Commission file number 333-63394

LAWSON SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE (State or other jurisdiction of incorporation or organization)	41-1251159 (I.R.S. Employer Identification Number)

380 ST. PETER STREET
ST. PAUL, MINNESOTA 55102
(Address of principal executive offices)

(651) 767-7000
(Registrant’s telephone number, including area code)

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /  / No /X/

     The number of shares of the registrant’s common stock outstanding as of December 31, 2001 was 93,250,037.

LAWSON SOFTWARE, INC.

Form 10-Q

Index

		PAGE

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements
	Condensed Consolidated Balance Sheets at November 30, 2001 and
	May 31, 2001	3
	Condensed Consolidated Statements of Operations
	for the three and six months ended November 30, 2001 and 2000	4
	Condensed Consolidated Statements of Cash Flows
	for the six months ended November 30, 2001 and 2000	5
	Notes to Condensed Consolidated Financial Statements	6-9
Item 2.	Management's Discussion and Analysis of Financial Condition
	and Results of Operations	10-20
Item 3.	Qualitative and Quantitative Disclosure about Market Risk	20
PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings	20
Item 2.	Changes in Securities and Use of Proceeds	20-21
Item 3.	Defaults Upon Senior Securities	21
Item 4.	Submission of Matters to a Vote of Security Holders	21
Item 5.	Other Information	21
Item 6.	Exhibits and Reports on Form 8-K	21
SIGNATURES		22

PART I. FINANCIAL INFORMATION
ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	November 30,	May 31,
	2001	2001

	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$24,111	$58,839
Marketable securities	3,992	18,769
Trade accounts receivable, net	101,588	92,335
Deferred income taxes	19,786	19,786
Prepaid expenses and other assets	13,996	9,070

Total current assets	163,473	198,799
Property and equipment, net	29,721	24,972
Goodwill, net	22,214	4,259
Other intangible assets, net	12,630	—
Deferred income taxes	2,057	6,637
Other assets, noncurrent	476	1,436

Total assets	$230,571	$236,103

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS’ DEFICIT
Current liabilities:
Current portion of long-term debt	$761	$792
Accounts payable	13,297	14,440
Accrued compensation and benefits	21,536	21,174
Other accrued liabilities	14,432	16,127
Income taxes payable	—	5,212
Deferred revenue and customer deposits	95,476	101,632

Total current liabilities	145,502	159,377
Long-term debt, less current portion	649	1,010
Senior subordinated convertible notes	8,219	8,031
Mandatorily redeemable common stock warrants	3,495	2,560
Other long-term liabilities	3,887	4,099

Total liabilities	161,752	175,077

Commitments and contingencies (see Note 5)
Series A convertible redeemable preferred stock	29,844	29,750
Mandatorily redeemable common stock at redemption value	56,342	56,145

Stockholders’ deficit:
Preferred stock	—	—
Common stock	672	664
Additional paid-in capital	30,789	26,783
Treasury stock, at cost	(15,344)	(15,344)
Deferred stock-based compensation	(12,133)	(15,093)
Retained earnings	36,214	35,025
Accumulated other comprehensive loss	(1,223)	(759)
Adjustment for mandatorily redeemable common stock	(56,342)	(56,145)

Total stockholders’ deficit	(17,367)	(24,869)

Total liabilities, mandatorily redeemable securities and stockholders’ deficit	$230,571	$236,103

The accompanying notes are an integral part of the condensed consolidated financial statements

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended

	Nov. 30,	Nov. 30,	Nov. 30,	Nov. 30,
	2001	2000	2001	2000

Revenues:
License fees	$30,081	$25,791	$65,203	$56,091
Services	65,043	56,539	130,833	110,420

Total revenues	95,124	82,330	196,036	166,511
Cost of revenues:
Cost of license fees	5,022	4,471	15,736	8,689
Cost of services	34,350	28,796	68,398	55,838

Total cost of revenues	39,372	33,267	84,134	64,527
Gross profit	55,752	49,063	111,902	101,984
Operating expenses:
Research and development	16,307	12,487	33,139	24,336
Sales and marketing	30,358	26,684	60,399	52,336
General and administrative	8,019	7,390	14,198	14,046
Other general expenses (see Note 2)	169	—	655	—
Amortization of acquired intangibles	208	—	346	—

Total operating expenses	55,061	46,561	108,737	90,718

Operating income	691	2,502	3,165	11,266
Other income (expense):
Interest income	249	433	831	1,134
Interest expense	(710)	(15)	(1,854)	(454)

Total other (expense) income	(461)	418	(1,023)	680
Income before income taxes	230	2,920	2,142	11,946
Provision for income taxes	92	1,227	857	5,018

Net income	138	1,693	1,285	6,928

Accretion on preferred stock	(48)	—	(96)	—

Net income applicable to common stockholders	$90	$1,693	$1,189	$6,928

Net income per share:
Basic	$0.00	$0.02	$0.02	$0.10

Diluted	$0.00	$0.02	$0.01	$0.08

Shares used in computing net income per share:
Basic	67,040	71,214	66,882	71,005

Diluted	91,662	83,728	91,670	82,273

The accompanying notes are an integral part of the condensed consolidated financial statements

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended

	Nov. 30,	Nov. 30,
	2001	2000

Cash flows from operating activities:
Net income	$1,285	$6,928
Adjustments to reconcile net income to net cash used in operating activities:
Depreciation and amortization	5,441	5,244
Provision for doubtful accounts	2,150	2,063
Equity instruments issued to non-employees	—	347
Tax benefit from stockholder transactions	1,818	1,645
Tax commitment from exercise of stock options	(941)	(1,593)
Interest expense on put warrants	935	—
Amortization of stock-based compensation	5,010	544
Amortization of discounts on notes payable	188	—
Amortization of discount on marketable securities	(267)	—
Changes in operating assets and liabilities, net of effect from acquisition:
Trade accounts receivable	(10,254)	(11,338)
Prepaid expenses and other assets	(3,362)	(8,799)
Accounts payable	(1,398)	(7,050)
Accrued and other liabilities	(2,983)	(938)
Income taxes payable	(5,212)	(553)
Deferred revenue and customer deposits	(7,563)	12,851

Net cash used in operating activities	(15,153)	(649)

Cash flows from investing activities:
Cash paid in conjunction with acquisition, net of cash acquired	(25,995)	—
Purchases of marketable securities	(3,947)	—
Sales and maturities of marketable securities	18,991	—
Purchases of property and equipment	(9,270)	(1,953)

Net cash used in investing activities	(20,221)	(1,953)

Cash flows from financing activities:
Payments on long-term debt	(439)	(18,999)
Exercise of stock options	1,085	75

Net cash provided by (used in) financing activities	646	(18,924)

Decrease in cash and cash equivalents	(34,728)	(21,526)
Cash and cash equivalents at beginning of period	58,839	45,862

Cash and cash equivalents at end of period	$24,111	$24,336

The accompanying notes are an integral part of the condensed consolidated financial statements

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1. BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended November 30, 2001 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2002. The condensed financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. These condensed consolidated financial statements should be read in conjunction with the Company’s Prospectus filed with the Securities and Exchange Commission on December 6, 2001.

2. OTHER GENERAL EXPENSES

The following table presents a summary of other general expenses:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Business process improvement initiatives	$169	—	$655	—

Total other general expenses	$169	—	$655	—

During the three and six months ended November 30, 2001, the Company recognized $169 and $655, respectively, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. Such costs are expensed as incurred.

3. PER SHARE DATA

Basic net income per share is computed using the net income applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.

The following table sets forth the computation of basic and diluted net income per share:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Basic earnings per share computation:
Net income applicable to common stockholders	$90	$1,693	$1,189	$6,928

Weighted average common shares	67,040	71,214	66,882	71,005

Basic net income per share	$0.00	$0.02	$0.02	$0.10

Diluted earnings per share computation:
Net income	$138	$1,693	$1,285	$6,928

Shares calculation:
Weighted average common shares	67,040	71,214	66,882	71,005
Effect of dilutive preferred stock	10,316	—	10,316	—
Effect of dilutive stock options and warrants	14,306	12,514	14,472	11,268

Weighted average common shares — diluted	91,662	83,728	91,670	82,273

Diluted net income per share	$0.00	$0.02	$0.01	$0.08

Diluted net income per share for the three and six months ended November 30, 2001 has been calculated using the net income before accretion on preferred stock and assumes the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance.

4.     COMPREHENSIVE INCOME

     The following table presents the calculation of comprehensive income:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Net income	$138	$1,693	$1,285	$6,928
Translation adjustment	9	(14)	(464)	(307)

Comprehensive income	$147	$1,679	$821	$6,621

5. COMMITMENTS AND CONTINGENCIES

ESOP participants have the right to require the Company to repurchase any ESOP shares they receive at a price determined by the most recent independent valuation of the Company’s common stock. Consequently, shares held by the ESOP participants are considered mandatorily redeemable common stock and are recorded at the estimated fair market value at each balance sheet date. Upon the closing of the Company’s initial public offering (see Note 11), the repurchase feature terminated for all but 193 shares.

6. SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, Germany, France and the Netherlands.

The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Revenues:
Domestic operations	$86,576	$76,043	$181,488	$154,641
International operations	8,548	6,287	14,548	11,870

Consolidated	$95,124	$82,330	$196,036	$166,511

	Nov. 30,	May 31,
	2001	2001

Long-lived assets:
Domestic operations	$63,825	$28,568
International operations	740	663

Consolidated	$64,565	$29,231

7. ACQUISITION OF ACCOUNT4, INC.

On July 11, 2001, the Company completed the acquisition of Account4, Inc. (Account4). Account4 is a provider of web-based professional services automation software that enables services organizations to more efficiently manage their businesses and workforce. As a result of the acquisition, the Company will expand its software solution for professional service organizations to include automated functions such as forecasting and planning, scheduling and assignments, skills and resource management, time and expense reporting, project management and invoicing. The acquisition of Account4 is intended to enhance the Company’s strategies of focusing on targeted vertical markets and providing additional value-added products and services to its customers. In this transaction, the Company acquired all the outstanding securities of Account4 in exchange for $27,500, including the repayment of assumed debt. The results of Account4’s operations have been included in the consolidated financial statements since July 11, 2001.

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At July 11, 2001

Current assets	$4,297
Intangibles assets	13,400
Goodwill	17,943
Other long-term assets	214

Total assets acquired	35,854
Current liabilities	(2,657)
Deferred tax liability	(5,670)
Long-term debt	(27)

Total liabilities assumed	(8,354)

Net assets acquired	$27,500

The intangible assets of $13,400 have a weighted-average useful life of approximately 7 years. The intangible assets that make up that amount include acquired technology of $5,100 (5-year useful life) and customer list of $8,300 (10-year useful life). No amounts were allocated to in-process research and development, as Account4 did not have any new products in development at the time of the acquisition. All of the goodwill was assigned to the Company’s single reporting unit, which is its sole operating segment. In accordance with the provisions of SFAS No. 142, goodwill generated from the Account4 acquisition is not amortized.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Account4 had taken place at the beginning of the periods presented:

	Three Months Ended		Six Months Ended
	November 30,		November 30,

	2001	2000	2001	2000

Total revenues	$95,124	$84,373	$196,777	$170,980
Net income (loss)	$138	$(1,078)	$(620)	$3,317
Earnings (loss) per share — basic	$0.00	$(0.02)	$(0.01)	$0.05
Earnings (loss) per share — diluted	$0.00	$(0.01)	$(0.01)	$0.04

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The results of operations of Account4 for the three and six months ended November 30, 2000 included non-cash stock compensation expenses of $3,045 and $3,543, respectively.

8. GOODWILL AND OTHER INTANGIBLE ASSETS — ADOPTION OF STATEMENTS 141 AND 142

Effective June 1, 2001, the Company adopted Statement of Financial Accounting Standard (SFAS) No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.” Under these standards, the Company ceased amortizing goodwill that had a net book value of $4,259 as of June 1, 2001, which is expected to reduce 2002 annual amortization expense by approximately $1,549. Adoption of the new standards resulted in not recognizing $387 and $774 in goodwill amortization expense for the three and six months ended November 30, 2001, respectively, that would have been recognized had the old standards been in effect. The same periods last year included $250 and $500 in goodwill amortization expense for the three and six months ended November 30, 2000, respectively, under the old standards. See additional SFAS No. 141 and 142 disclosures related to the Account4 acquisition in Note 7.

The following table presents the impact of the new standards (only goodwill amortization and related tax effects) on operating income, net income and earnings per share, as if they had been in effect for the three and six months ended November 30, 2000:

	Three Months Ended			Six Months Ended
	November 30,			November 30,

	2001	2000	2000	2001	2000	2000

	As Reported	As Adjusted	As Reported	As Reported	As Adjusted	As Reported
Operating income	$691	$2,752	$2,502	$3,165	$11,766	$11,266
Net income	$138	$1,838	$1,693	$1,285	$7,218	$6,928
Earnings per share — basic	$0.00	$0.03	$0.02	$0.02	$0.10	$0.10
Earnings per share — diluted	$0.00	$0.02	$0.02	$0.01	$0.09	$0.08

Acquired intangible assets subject to amortization were as follows:

	November 30, 2001

	Gross Carrying	Accumulated
	Amounts	Amortization

Acquired technology	$5,100	$425
Customer list	8,300	345

	$13,400	$770

There were no intangible assets subject to amortization at May 31, 2001. For the three and six months ended November 30, 2001, amortization expense for intangible assets was $466 and $770, respectively. The estimated annual amortization expense for intangible assets is approximately $1,695 for the fiscal year ending May 31, 2002, $1,850 for the fiscal years ending May 31, 2003 thru 2006 and $915 for the fiscal year ending May 31, 2007.

9. STOCKHOLDERS’ EQUITY

Effective August 8, 2001, the Company’s Board of Directors authorized a 1.387-for-1 stock split of the then issued and outstanding shares of common stock. All references to common stock and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

10. NEW ACCOUNTING PRONOUNCEMENTS

In October 2001, the FASB (Financial Accounting Standards Board) approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.” This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations — Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.” SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The effects of the adoption on the Company’s financial position and results of operations are unknown.

11. SUBSEQUENT EVENT

The Company closed its initial public offering on December 12, 2001, at which time the Company issued 13,675 shares of common stock from the primary offering, 10,316 shares of common stock upon conversion of all of the outstanding series A preferred stock, 1,661 shares of common stock as part of the over-allotment option exercise and 439 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. After giving effect to the issuance of these shares on December 12, 2001, the Company had 93,316 shares of common stock and 106,825 shares of fully diluted common stock outstanding. The Company received proceeds, net of commissions, of $200,750 in the initial public offering including exercise of the over-allotment option in full, before giving effect to non-commission related offering expenses of approximately $2,900. Proceeds from the initial public offering are invested in interest-bearing, investment grade securities. The Company used $10,240 proceeds from the offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, the Company will record an extraordinary charge in the third quarter for the total amount of the unamortized debt issuance costs and the discount on the notes of $1,393, net of income tax benefit. Additionally, as a result of the conversion of the series A preferred stock, the Company will recognize a charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002. This charge will adversely impact basic earnings per share in the period of conversion. As of November 30, 2001, the unamortized value of the deemed beneficial conversion feature of our preferred stock was $29,996.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

     In addition to historical information, this Quarterly Report contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents the Company files from time to time with the Securities and Exchange Commission, including the “Risk Factors” section of the Company’s prospectus dated December 6, 2001, filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the Registration Statement No. 333-63394 on Form S-1 filed with the Commission on June 20, 2001, together with any amendments thereto.

Recent Events

     On December 12, 2001, we closed our initial public offering. See Note 11 to the condensed consolidated financial statements.

     On July 11, 2001, we completed the acquisition of Account4, Inc. (Account4). See Note 7 to the condensed consolidated financial statements.

Results of Operations

The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended
	Nov. 30,		Nov. 30,

	2001	2000	2001	2000

Revenues:
License fees	31.6%	31.3%	33.3%	33.7%
Services	68.4	68.7	66.7	66.3

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	5.3	5.4	8.0	5.2
Cost of services	36.1	35.0	34.9	33.5

Total cost of revenues	41.4	40.4	42.9	38.7
Gross margin	58.6	59.6	57.1	61.3
Operating expenses:
Research and development	17.2	15.2	16.9	14.6
Sales and marketing	31.9	32.4	30.8	31.5
General and administrative	8.4	9.0	7.3	8.4
Other general expenses	0.2	—	0.3	—
Amortization of acquired intangibles	0.2	—	0.2	—

Total operating expenses	57.9	56.6	55.5	54.5

Operating income	0.7	3.0	1.6	6.8
Other income (expense)	(0.5)	0.6	(0.5)	0.4

Income before income taxes	0.2	3.6	1.1	7.2
Provision for income taxes	0.1	1.5	0.4	3.0

Net income	0.1%	2.1%	0.7%	4.2%

Three Months Ended November 30, 2001 Compared To Three Months Ended November 30, 2000

     Revenues

     Total Revenues. Total revenues increased to $95.1 million for the three months ended November 30, 2001 from $82.3 million for the three months ended November 30, 2000, or 15.5%. The increase was due to a $4.3 million increase in license fees revenues and a $8.5 million increase in services revenues.

     License Fees. Revenues from license fees increased to $30.1 million for the three months ended November 30, 2001 from $25.8 million for the three months ended November 30, 2000, or 16.6%. Revenues from license fees as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 31.6% and 31.3%, respectively. These increases were primarily due to demand for enterprise applications software from customers in our targeted vertical markets and an increase in average sales price per customer.

     Services. Revenues from services increased to $65.0 million for the three months ended November 30, 2001 from $56.5 million for the three months ended November 30, 2000, or 15.0%. The increase was primarily due to an increase in consulting revenues generated from increased license sales in prior quarters and an increase in maintenance revenues, reflecting an expanded customer base. Services revenues as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 68.4% and 68.7%, respectively. The decrease as a percentage of revenues was primarily a result of the increase in revenues from license fees as a percentage of revenues and a decrease in services activity primarily due to the September 11, 2001 terrorist attacks.

     Cost of Revenues

     Cost of License Fees. Cost of license fees increased to $5.0 million for the three months ended November 30, 2001 from $4.5 million for the three months ended November 30, 2000, or 12.3%. Cost of license fees included amortization expense of acquired intangibles related to the purchase of Account4 of $0.3 million for the three months ended November 30, 2001. Cost of license fees as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 5.3% and 5.4%, respectively. Gross margin on revenue from license fees was 83.3% and 82.7% for the three months ended November 30, 2001 and 2000, respectively. The increase in gross margin was primarily due to a decrease in the proportion of third party product sales in our revenue mix.

     Cost of Services. Cost of services increased to $34.4 million for the three months ended November 30, 2001 from $28.8 million for the three months ended November 30, 2000, or 19.3%. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount. Cost of services included non-cash charges for stock-based compensation of $0.1 million for the three months ended November 30, 2001. Cost of services as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 36.1% and 35.0%, respectively. Gross margin on services revenues was 47.2 % and 49.1% for the three months ended November 30, 2001 and 2000, respectively. The increase in cost of services as a percentage of total revenues and the decrease in gross margin on services were primarily due to increased utilization of third-party consultants and lower employee utilization due to the September 11, 2001 terrorist attacks.

     Operating Expenses

     Research and Development. Research and development expenses increased to $16.3 million for the three months ended November 30, 2001 from $12.5 million for the three months ended November 30, 2000, or 30.6%. Research and development expenses included non-cash charges for stock-based compensation of $0.4 million for the three months ended November 30, 2001. Research and development expenses as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 17.2% and 15.2%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

     Sales and Marketing. Sales and marketing expenses increased to $30.4 million for the three months ended November 30, 2001 from $26.7 million for the three months ended November 30, 2000, or 13.8%. Sales and marketing expenses included non-cash charges for stock-based compensation of $0.7 million for the three months ended November 30, 2001. Sales and marketing expenses as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 31.9% and 32.4%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

     General and Administrative. General and administrative expenses increased to $8.0 million for the three months ended November 30, 2001 from $7.4 million for the three months ended November 30, 2000, or 8.5%. General and administrative expenses included non-cash charges for stock-based compensation of $1.1 million and $0.5 million for the three months ended November 30, 2001 and 2000, respectively. Additionally, general and administrative expenses included a lease abandonment expense of $0.2 million for the three months ended November 30, 2000. General and administrative expenses as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 8.4% and 9.0%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

     Other General Expenses. Other general expenses for the three months ended November 30, 2001 consisted of $0.2 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering.

     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the three months ended November 30, 2001 consisted of $0.2 million in amortization expense related to the purchase of Account4 in July 2001.

     Other Income (Expense)

     Other expense, net was $0.5 million for the three months ended November 30, 2001 compared with $0.4 million other income, net for the three months ended November 30, 2000. Other expense, net and other income, net as a percentage of total revenues for the three months ended November 30, 2001 and 2000 were 0.5% and 0.6%, respectively. We earned interest income of $0.2 million and $0.4 million for the three months ended November 30, 2001 and 2000, respectively. This was offset by interest expense of $0.7 million and a nominal amount for the three months ended November 30, 2001 and 2000, respectively. This increase in interest expense was primarily due to the interest on the senior subordinated convertible notes and accretion on the warrants issuable upon conversion of the senior subordinated convertible notes issued in connection with our recapitalization.

     Provision for Income Taxes

     We recognized an income tax provision of $0.1 million for the three months ended November 30, 2001 compared to $1.2 million for the three months ended November 30, 2000. Our income tax provision is comprised primarily of federal and state taxes. Our effective rate was 40.0% and 42.0% for the three months ended November 30, 2001 and 2000, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses.

Six Months Ended November 30, 2001 Compared To Six Months Ended November 30, 2000

     Revenues

     Total Revenues. Total revenues increased to $196.0 million for the six months ended November 30, 2001 from $166.5 million for the six months ended November 30, 2000, or 17.7%. The increase was due to $9.1 million increase in license fees revenues and a $20.4 million increase in services revenues.

     License Fees. Revenues from license fees increased to $65.2 million for the six months ended November 30, 2001 from $56.1 million for the six months ended November 30, 2000, or 16.2%. The increase was primarily due to demand for enterprise applications software from customers in our targeted vertical markets, an increase in average sales price per customer and a reduction in revenues deferred on new contracts compared with the prior period. Revenues from license fees as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 33.3% and 33.7%, respectively.

     Services. Revenues from services increased to $130.8 million for the six months ended November 30, 2001 from $110.4 million for the six months ended November 30, 2000, or 18.5%. The increase in revenues was primarily due to an increase in consulting revenues generated from increased license sales in the prior quarters and an expanded customer base. Services revenues as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 66.7% and 66.3%, respectively.

     Cost of Revenues

     Cost of License Fees. Cost of license fees increased to $15.7 million for the six months ended November 30, 2001 from $8.7 million for the six months ended November 30, 2000, or 81.1%. Cost of license fees included amortization expense of acquired intangibles related to the purchase of Account4 of $0.4 million for the six months ended November 30, 2001. Cost of license fees as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 8.0% and 5.2%, respectively. Gross margin on revenue from license fees was 75.9% and 84.5% for the six months ended November 30, 2001 and 2000, respectively. The increase in cost of license fees as a percentage of total revenues and the decrease in gross margin on license fees were primarily attributable to an increased proportion of sales of third-party products in our revenue mix.

     Cost of Services. Cost of services increased to $68.4 million for the six months ended November 30, 2001 from $55.8 million for the six months ended November 30, 2000, or 22.5%. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and increases in third-party costs due to greater utilitzation of third-party consultants. Cost of services included non-cash charges for stock-based compensation of $0.2 million for the six months ended November 30, 2001. The cost of services as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 34.9% and 33.5%, respectively. Gross margin on services revenues was 47.7 % and 49.4% for the six months ended November 30, 2001 and 2000, respectively. The increase in cost of services as a percentage of total revenues and the decrease in gross margin on services were primarily due to increased utilization of third-party consultants and lower employee utilization due to the September 11, 2001 terrorist attacks.

     Operating Expenses

     Research and Development. Research and development expenses increased to $33.1 million for the six months ended November 30, 2001 from $24.3 million for the six months ended November 30, 2000, or 36.2%. Research and development expenses included non-cash charges for stock-based compensation of $0.8 million for the six months ended November 30, 2001. Research and development expenses as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 16.9% and 14.6%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

     Sales and Marketing. Sales and marketing expenses increased to $60.4 million for the six months ended November 30, 2001 from $52.3 million for the six months ended November 30, 2000, or 15.4%. Sales and marketing expenses included non-cash charges for stock-based compensation of $1.5 million for the six months ended November 30, 2001. Sales and marketing expenses as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 30.8% and 31.5%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

     General and Administrative. General and administrative expenses increased to $14.2 million for the six months ended November 30, 2001 from $14.0 million for the six months ended November 30, 2000, or 1.1%. General and administrative expenses included non-cash charges for stock-based compensation of $2.5 million and $0.5 million for the six months ended November 30, 2001 and 2000, respectively. Additionally, general and administrative expenses included a lease abandonment expense of $0.6 million for the six months ended November 30, 2000. General and administrative expenses as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 7.3% and 8.4%, respectively.

     Other General Expenses. Other general expenses for the six months ended November 30, 2001 consisted of $0.7 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering.

     Amortization of Acquired Intangibles. Amortization of acquired intangibles for the six months ended November 30, 2001 consisted of $0.3 million in amortization expense related to the purchase of Account4 in July 2001.

     Other Income (Expense)

     Other expense, net was $1.0 million for the six months ended November 30, 2001 compared with $0.7 million other income, net for the six months ended November 30, 2000. Other expense, net and other income, net as a percentage of total revenues for the six months ended November 30, 2001 and 2000 were 0.5% and 0.4%, respectively. We earned interest income of $0.8 million and $1.1 million for the six months ended November 30, 2001 and 2000, respectively. This was offset by interest expense of $1.8 and $0.4 million for the six months ended November 30, 2001 and 2000, respectively. The increase in interest expense was due to the interest on the senior subordinated convertible notes and accretion on the warrants issuable upon conversion of the senior subordinated convertible notes issued in connection with our recapitalization.

     Provision for Income Taxes

     We recognized an income tax provision of $0.9 million for the six months ended November 30, 2001 compared to $5.0 million for the six months ended November 30, 2000. Our income tax provision is comprised primarily of federal and state taxes. Our effective rate was 40.0% and 42.0% for the six months ended November 30, 2001 and 2000, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses.

Liquidity and Capital Resources

     We finance our operations primarily with cash generated through operations. As of November 30, 2001, we had $28.1 million in cash, cash equivalents and marketable securities and $18.0 million in working capital.

     Net cash used in operating activities was $15.2 million and $0.6 million for the six months ended November 30, 2001 and 2000, respectively. The $15.2 million use of cash was primarily due to an increase in accounts receivable, a decrease in deferred revenue and a decrease in income taxes payable.

     Net cash used in investing activities was $20.2 million and $2.0 million for the six months ended November 30, 2001 and 2000, respectively. Our primary use of cash for the six months ended November 30, 2001 was $26.0 million, related to the acquisition of Account4. We have generally funded capital expenditures through the use of cash generated through operations or bank loans. We expect that capital expenditures will continue to increase in the future as we make additional investments in operations.

     Net cash provided by financing activities was $0.6 million for the six months ended November 30, 2001. Net cash used by financing activities was $18.9 million for the six months ended November 30, 2000, due primarily to the $19.0 million payment of debt.

     On September 4, 2001, the Company increased its revolving credit facility to $25.0 million and extended its term to September 30, 2003.

     On December 12, 2001, we closed our initial public offering. We received proceeds, net of commissions, of $200.8 million in the initial public offering including exercise of the over-allotment option in full, before giving effect to non-commission related offering expenses of approximately $2.9 million. Proceeds from the initial public offering are invested in interest-bearing, investment grade securities. We used approximately $10.2 million proceeds from the offering to repay senior subordinated convertible notes.

     We believe that cash flow from operations, together with the sale of common stock from our recently completed initial public offering and borrowings available under our existing credit facilities will be sufficient to meet our cash requirements for the foreseeable future.

Factors That May Affect Future Results and Market Price of Stock

     An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended May 31, 2001 contained in the Company’s prospectus dated December 6, 2001, filed with the Commission pursuant to Rule 424(b) of the Securities Act of 1933, as amended, in connection with the Registration Statement No. 333-63394 on Form S-1 filed with the Commission on June 20, 2001, together with any amendments thereto. The Company may make forward-looking statements from time to time, both written and oral. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A decline in information technology spending may result in a decrease in our revenues or lower our growth rate.

     A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers’ level of funding for new or additional information technology systems and services. Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services. A continued economic downturn may cause our customers to reduce or eliminate information technology spending and cause price erosion for our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses. In addition, recent developments, namely the September 11, 2001 terrorist attacks in the United States and related military actions, as well as future events or effects occurring in response or in connection to those developments, may reduce the amount and delay the timing of capital expenditures by corporations for information technology, such as our software products. Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

Because our customers are concentrated in five targeted service industries, our operating results may be adversely affected by changes in one or more of these industries.

     As a result of our focus on five targeted services industries, our financial results depend, in significant part, upon economic conditions in the healthcare, retail, professional services, financial services and public sector industries. An economic downturn, or adverse change in the regulatory environment or business prospects for, one or more of these industries may decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfy the changing, specialized requirements of prospective customers in our target industries.

We may experience fluctuations in quarterly revenue that could adversely impact our stock price and our operating results.

     Our actual revenues in a quarter could fall below expectations which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•	a significant number of our prospective customers’ decisions regarding whether to enter into license agreements with us are made within the last few weeks of each quarter;

•	we have historically had a higher concentration of sales in the second half of our fiscal year due to the nature of our sales personnel compensation programs;

•	the size of license transactions can vary significantly;

•	customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

•	customer evaluations and purchasing processes vary significantly from company to company, and a customer’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

•	the number, timing and significance of software product enhancements and new software product announcements by us and our competitors may affect purchase decisions; and

•	we may have to defer revenues under our revenue recognition policies.

     Fluctuation in our quarterly revenues may adversely affect our operating results. In each fiscal quarter our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed. If our actual revenues fall below expectations we could experience a reduction in operating results.

Our lengthy and variable sales cycle makes it difficult to predict our operating results.

     It is difficult for us to forecast the timing and recognition of revenues from sales of our products because our prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from six months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

•	reduced demand for enterprise software solutions;

•	introduction of products by our competitors;

•	lower prices offered by our competitors;

•	changes in budgets and purchasing priorities; and

•	reduced need to upgrade existing systems.

     Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers’ orders.

As with other enterprise software vendors, we may be required to delay revenue recognition into future periods which could adversely impact our operating results.

     We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including whether:

•	license agreements include applications that are under development or other undelivered elements;

•	we must deliver services, including significant modifications, customization or complex interfaces, which could delay product delivery or acceptance;

•	the transaction involves acceptance criteria or there are identified product-related issues;

•	the transaction involves contingent payment terms or fees;

•	a third-party vendor, whose technology is incorporated into our software products, delays delivery of the final software product to the customer;

•	we are required to accept a fixed-fee services contract; or

•	we are required to accept extended payment terms.

     Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our license agreements in order to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

A number of our competitors are well-established software companies that have advantages over us.

     We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft Inc. and SAP AG, all of which have larger installed customer bases. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

     In addition, we compete with a variety of more specialized software and services vendors, including:

•	Internet software vendors;

•	single-industry software vendors;

•	emerging enterprise resource optimization software vendors;

•	human resource management software vendors;

•	financial management software vendors; and

•	outsourced services providers.

     As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors have become more aggressive with their pricing, payment terms and/or issuance of contractual implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

Changes in the terms on which we license technologies from third-party vendors, including Siebel Systems, Inc. and Hyperion Solutions Corporation, could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

     We license complementary third-party software products that we incorporate into, or resell with, our own software products. For example, we have a relationship with Siebel that allows us to resell customer relationship management applications as part of our solutions. We also have a strategic development, marketing and reseller relationship with Hyperion that allows us to incorporate its technology into our financial suite of products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. Specifically, the failure to meet such minimum sales requirements under the Siebel and Hyperion contracts would permit them to terminate our agreements. A failure to renew, or early termination of, these licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

A deterioration in our relationship with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

     Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements from time to time give rise to disputes regarding marketing strategy, exclusive territories and customer relationships which could negatively affect our business or result in costly litigation.

     Our current and potential customers often rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with or support of us.

     We also may enter into joint arrangements with strategic partners to develop new software products or extensions, or to sell our software as part of integrated products. Our business may be adversely affected if these strategic partners change their business priorities or experience difficulties in their operations, which in either case causes them to terminate or reduce their support for the joint arrangements. Furthermore, the financial condition of our channel partners impacts our business. If our partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, or they otherwise do not adequately perform implementation services, we may lose customers. Our relationships with resellers, systems integrators and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

We may be unable to retain or attract clients if we do not develop new products and enhance our current products in response to technological changes.

     As a software company, we have been required to migrate our products and services from mainframe to client-server to web-based environments. In addition, we have been required to adapt our products to emerging standards for operating systems and databases. We will be unable to compete effectively if we are unable to:

•	maintain and enhance our technological capabilities to correspond to these emerging environments and standards;

•	develop and market products and services that meet changing customer needs; and

•	anticipate or respond to technological changes on a cost-effective and timely basis.

     Our core technologies face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our solutions. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with, evolving industry standards for hardware and software platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate or respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

     In addition, to the extent we determine that new technologies and equipment are required to remain competitive, the development, acquisition and implementation of such technologies may require us to make significant capital investments. We may not be able to obtain capital for these purposes and investments in new technologies may not result in commercially viable technological products. The loss of revenue and increased costs to us from such changing technologies would adversely affect our business and operating results.

Our programs are deployed in large and complex systems and may contain defects that are not detected until after our programs have been installed, which could damage our reputation and cause us to lose customers or incur liabilities.

     Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products or experience corruption of their data only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints following installation of our products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. These conditions increase the risk that we could experience, among other things:

•	loss of customers;

•	damage to our brand reputation;

•	failure to attract new customers or achieve market acceptance;

•	diversion of development resources; and

•	legal actions by our customers.

     In addition, we may not be able to avoid or limit liability for disputes relating to product performance or the provision of services. The occurrence of any one or more of the foregoing factors could cause us to experience losses, incur liabilities and adversely affect our operating results.

We may not be able to develop our international operations successfully.

     Currently, we have a limited international presence on which to base expectations for international sales. Additionally, we must adapt our products to meet the requirements of local markets, primarily in Asia. We may not be successful in developing business outside of the United States despite continued investment in our international operations. Factors that could have an adverse effect on our ability to develop our international operations include:

•	lack of experience in a particular geographic market;

•	significant presence of our competitors in international markets;

•	increased cost and development time required to modify and translate our products for local markets;

•	inability to recruit personnel in a specific country or region;

•	failure to enter into relationships with local resellers, systems integrators or other third-party vendors;

•	differing foreign technical standards; and

•	regulatory, social, political, labor or economic conditions in a specific country or region.

     If our international operations expand, our business may become subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the United States. The following factors, among others, could have an adverse impact on our business and operating results:

•	operating costs in many countries are higher than in the United States;

•	conducting business in currencies other than United States dollars subjects us to currency controls and fluctuations in currency exchange rates;

•	we may be unable to hedge some transactions because of uncertainty or the inability to reasonably estimate our foreign exchange exposure;

•	we may hedge some anticipated transactions and transaction exposures, but could still experience losses due to exchange rate fluctuations;

•	laws, policies and other regulatory requirements affecting trade and investment including loss or modification of exemptions for taxes and tariffs, and import and export license requirements; and

•	exposure to different legal standards or risks.

We may be unable to identify or complete suitable acquisitions and investments, and any acquisitions and investments we do complete may create business difficulties or dilute our stockholders.

     As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may have difficulty integrating its personnel and operations into our operations. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders.

Services provided by systems integrators carry lower gross margins than services provided by our employees and a change in the mix of services revenues could have an adverse impact on our operating results.

     We subcontract certain consulting services to systems integrators which generally causes such services to carry lower gross margins than services provided internally. Therefore, an increase in the percentage of services provided by systems integrators versus services provided by our employees could have a detrimental impact on our overall gross margins and could adversely affect operating results.

We may be unable to compete effectively in the application service provider market.

     Some businesses choose to access enterprise software applications through application service providers, or ASPs, which are businesses that host applications and provide access to software on a subscription basis. We have limited experience selling our solutions through ASPs and may not be successful in generating revenue from this distribution channel. Moreover, the use of ASPs as a distribution channel may occur more rapidly than we anticipate, and we may not be able to compete effectively in this environment.

In the event our products infringe on the intellectual property rights of third parties, our business may suffer if we are sued for infringement or cannot obtain licenses to these rights on commercially acceptable terms.

     We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. Many participants in the technology industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Further, as the number and functionality of our products increase, we believe that we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management and we may have to expend potentially significant funds and resources to defend or settle such claims. If we were found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement.

     As part of our standard license agreements, we agree to indemnify our customers for some types of infringement claims under the laws of the United States and some foreign jurisdictions that may arise from the use of our products. If a claim against us were successful, we may be required to incur significant expense and pay substantial damages as we are unable to insure against this risk. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our software. Provisions attempting to limit our liability in our standard agreements may be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances.

If we are unable to attract and retain qualified personnel, specifically sales and marketing personnel and software engineers, we will be unable to develop new products and increase our revenue.

     If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to increase our revenue. Competition for personnel in the software industry is intense, and, at times, we have had difficulty locating qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. We may grant large numbers of options or other stock-based awards to attract and retain personnel, which could be highly dilutive to our stockholders. The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.

We have limited protection of our intellectual property and, if we fail to adequately protect our intellectual property, we may not be able to compete.

     We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. In addition, to date we have filed only one patent application but we intend to file additional patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for most of our products. We also permit customers to possibly obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

Financial outlook

     From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential shareholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us and our services, when evaluating our prospective results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

     Currently, we have minimal monetary assets, liabilities and operating expenses denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency rate risk, the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, could have a material impact on our operating results.

     We do not utilize any derivative security instruments. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of November 30, 2001, we consider the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in the market interest rates will not have a material impact on our financial position. Through November 30, 2001, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

     We are a defendant in a lawsuit, Felice Cambridge v. Lawson Software, Inc. et. al., filed in the United States District Court for the Northern District of Texas. The lawsuit primarily alleges violations of the Americans with Disabilities Act of 1990 and related claims with respect to one former employee. We believe these claims are without merit and we will vigorously defend against these claims.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)  Between September 2001 and November 2001: (i) we sold 379,762 shares of common stock to various employees pursuant to the exercise of outstanding stock options for an aggregate consideration of $338,871 in reliance upon Rule 701 of the Securities Act of 1933, as amended (“Securities Act”) and (ii) we granted options to purchase an aggregate of 45,000 shares of common stock to various employees in reliance upon Rule 701 of the Securities Act.

(d)  Use of Proceeds

     On December 12, 2001, we completed the initial public offering of our common stock. The managing underwriters in the offering were Lehman Brothers, JPMorgan, U.S. Bancorp Piper Jaffray and Fidelity Capital Markets. The shares of common stock sold in the offering were registered under the Securities Act of 1933, as amended, on a Registration Statement on Form S-1 (No. 333-63394). The Securities and Exchange Commission declared the Registration Statement effective on December 6, 2001. The offering commenced on December 7, 2001 and terminated on December 12, 2001 after we sold all of the 15,336,153 shares of common stock and the selling stockholders sold all of the 763,847 shares of common stock registered under the Registration Statement (including the 2,100,000 shares sold in connection with the exercise of the underwriters’ over-allotment option). The initial public offering price was $14.00 per share for an aggregate initial public offering of $225.4 million.

     We paid $14.0 million and the selling stockholders paid $695,101 in underwriting discounts and Commissions. We paid approximately $2.9 million for costs and expenses related to the offering. None of the costs and expenses related to the offering were paid directly or indirectly to any of our directors, officers, general partners or their associates, to persons owning 10 percent or more of any class of our equity securities or to any of our affiliates.

     After deducting the underwriting discounts and commissions and other offering expenses the estimated net proceeds to us from the offering were approximately $198.0 million. A portion of the proceeds was used to repay $10.2 million of our senior subordinated convertible notes due February 23, 2006 that bear interest at an annual rate of 12%. The proceeds from the issuance of these notes were used for general corporate purposes. We expect to use the remainder of the proceeds from the sale of shares by us in the initial public offering for general corporate purposes, including increased marketing and research and development expenditures, capital expenditures and possible acquisitions. Pending use of those proceeds, we have invested the proceeds in interest-bearing, investment grade securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

     None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None

ITEM 5. OTHER INFORMATION

     None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     None

SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 16, 2002	LAWSON SOFTWARE, INC.

	By:	/s/ Robert G. Barbieri Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT
NUMBER	DESCRIPTION OF DOCUMENTS

None.