Form 10-Q
period 2002-02-28
LAWSON SOFTWARE INC
filed 2002-04-04
CIK 1141517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

____________________

FORM 10-Q

____________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM          TO

Commission file number 000-33335

LAWSON SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1251159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

380 ST. PETER STREET ST. PAUL, MINNESOTA 55102
(Address of principal executive offices)

(651) 767-7000
(Registrant’s telephone number, including area code)

___________________________________________

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes   ☒  No  ☐

The number of shares of the registrant’s common stock outstanding as of March 26, 2002 was 94,234,411.

LAWSON SOFTWARE, INC.

Form 10-Q

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

	February 28, 2002	May 31, 2001
ASSETS	(unaudited)
Current assets:
Cash and cash equivalents	$203,982	$58,839
Marketable securities	24,191	18,769
Trade accounts receivable, net	107,532	92,335
Deferred income taxes	19,786	19,786
Prepaid expenses and other assets	15,106	9,070
Total current assets	370,597	198,799

Property and equipment, net	28,829	24,972
Goodwill, net	22,214	4,259
Other intangible assets, net	12,167	—
Deferred income taxes	2,057	6,637
Other assets, noncurrent	2,181	1,436
Total assets	$438,045	$236,103

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS’ EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$757	$792
Accounts payable	18,458	14,440
Accrued compensation and benefits	21,852	21,174
Other accrued liabilities	21,561	16,127
Income taxes payable	1,276	5,212
Deferred revenue and customer deposits	93,929	101,632
Total current liabilities	157,833	159,377

Long-term debt, less current portion	461	1,010
Senior subordinated convertible notes	—	8,031
Mandatorily redeemable common stock warrants	—	2,560
Other long-term liabilities	2,472	4,099
Total liabilities	160,766	175,077

Commitments and contingencies (see Note 5)
Series A convertible redeemable preferred stock	—	29,750
Mandatorily redeemable common stock at redemption value	596	56,145
Stockholders’ equity (deficit):
Preferred stock	—	—
Common stock	953	664
Additional paid-in capital	292,600	26,783
Treasury stock, at cost	(16,652)	(15,344)
Deferred stock-based compensation	(10,613)	(15,093)
Retained earnings	12,205	35,025
Accumulated other comprehensive loss	(1,214)	(759)
Adjustment for mandatorily redeemable common stock	(596)	(56,145)
Total stockholders’ equity (deficit)	276,683	(24,869)
Total liabilities, mandatorily redeemable securities and stockholders’ equity (deficit)	$438,045	$236,103

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 28, 2002	Feb. 28, 2001	Feb. 28, 2002	Feb. 28, 2001
Revenues:
License fees	$49,135	$45,780	$114,338	$101,871
Services	66,363	55,883	197,196	166,303
Total revenues	115,498	101,663	311,534	268,174
Cost of revenues:
Cost of license fees	9,159	9,094	24,895	17,783
Cost of services	35,910	28,721	104,308	84,559
Total cost of revenues	45,069	37,815	129,203	102,342

Gross profit	70,429	63,848	182,331	165,832

Operating expenses:
Research and development	17,124	13,285	50,263	37,621
Sales and marketing	31,763	30,254	92,162	82,590
General and administrative	9,757	14,518	23,955	28,564
Other general expenses (see Note 2)	—	5,008	655	5,008
Amortization of acquired intangibles	208	—	554	—
Total operating expenses	58,852	63,065	167,589	153,783

Operating income	11,577	783	14,742	12,049

Other income (expense):
Interest income	871	471	1,702	1,605
Interest expense	(139)	(56)	(1,993)	(510)
Total other income (expense)	732	415	(291)	1,095

Income before income taxes and extraordinary item	12,309	1,198	14,451	13,144
Provision for income taxes	4,923	503	5,780	5,521
Income before extraordinary item	7,386	695	8,671	7,623
Extraordinary item, net of $928 tax benefit (see Note 11)	(1,393)	—	(1,393)	—
Net income	5,993	695	7,278	7,623
Accretion on and conversion of preferred stock	(30,002)	(4)	(30,098)	(4)
Net (loss) income applicable to common stockholders	$(24,009)	$691	$(22,820)	$7,619

Net (loss) income per share:
Net (loss) income applicable to common stockholders before extraordinary item	$(0.25)	$0.01	$(0.29)	$0.11
Extraordinary item (basic and diluted)	(0.02)	—	(0.02)	—
Basic	$(0.27)	$0.01	$(0.31)	$0.11
Diluted	$(0.27)	$0.01	$(0.31)	$0.09
Shares used in computing net (loss) income per share:
Basic	90,103	71,471	74,622	71,160
Diluted	90,103	83,611	74,622	82,719

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	Feb. 28, 2002	Feb. 28, 2001
Cash flows from operating activities:
Net income	$7,278	$7,623
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation and amortization	8,865	8,148
Deferred income taxes	—	(2,657)
Provision for doubtful accounts	5,175	2,730
Extraordinary charge on retirement of subordinated debt	2,321	—
Equity instruments issued to non-employees	—	1,165
Tax benefit from stockholder transactions	2,530	2,370
Tax commitment from exercise of stock options	(1,427)	(1,593)
Accretion on put warrants	996	5
Amortization of stock-based compensation	7,281	1,380
Amortization of discounts on notes payable	201	6
Amortization of discount and accretion of premium on marketable securities	(264)	(8)
Changes in operating assets and liabilities, net of effect from acquisition:
Trade accounts receivable	(19,223)	(13,069)
Prepaid expenses and other assets	(6,490)	(7,130)
Accounts payable	3,763	(5,349)
Accrued and other liabilities	4,439	7,461
Income taxes payable	(3,936)	(553)
Deferred revenue and customer deposits	(10,493)	14,006
Net cash provided by operating activities	1,016	14,535
Cash flows from investing activities:
Cash paid in conjunction with acquisition, net of cash acquired	(25,995)	—
Purchases of marketable securities	(28,158)	(3,913)
Sales and maturities of marketable securities	23,000	—
Purchases of property and equipment	(11,339)	(4,492)
Net cash used in investing activities	(42,492)	(8,405)
Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	197,351	—
Borrowings under long-term debt	—	758
Payments on long-term debt	(631)	(19,204)
Proceeds from sale of senior subordinated convertible notes, net of offering costs	—	9,685
Payments on senior subordinated convertible notes	(10,240)	—
Exercise of stock options	1,381	229
Proceeds from sale of Series A preferred stock, net of offering costs	—	24,290
Repurchase of common stock	(1,242)	(10,007)
Net cash provided by financing activities	186,619	5,751
Increase in cash and cash equivalents	145,143	11,881
Cash and cash equivalents at beginning of period	58,839	45,862
Cash and cash equivalents at end of period	$203,982	$57,743

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except per share data)

1.             BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented.  These adjustments consist of normal, recurring items.  The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein.  Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates.  The results of operations for the period ended February 28, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2002.  The condensed financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes.  These condensed consolidated financial statements should be read in conjunction with the Company’s Prospectus filed with the Securities and Exchange Commission on December 6, 2001.

2.             OTHER GENERAL EXPENSES

The following table presents a summary of other general expenses:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Business process improvement initiatives	—	$2,629	$655	$2,629
Repurchase of stock options held by former employee	—	2,379	—	2,379
Total other general expenses	—	$5,008	$655	$5,008

During the nine months ended February 28, 2002 and the three and nine months ended February 28, 2001, the Company recognized $655 and $2,629, respectively, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering.  Such costs are expensed as incurred.  Also, during the three and nine months ended February 28, 2001, the Company recognized $2,379 in expenses related to the repurchase of options held by a former executive of the Company.  This charge was included in other general expenses as it related to a payment to a former employee.

3.             PER SHARE DATA

Basic net (loss) income per share is computed using the net (loss) income applicable to common stockholders and the weighted-average number of shares of common stock outstanding.  Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity.  Diluted net loss per common share does not differ from basic net loss per common share in the three and nine months ended February 28, 2002 as potential shares of common stock from conversion of stock options and warrants were anti-dilutive.  These anti-dilutive shares for the three and nine months ended February 28, 2002 were 15,171 and 21,583, respectively.  Net income available to common shareholders for the three and nine months ended February 28, 2002 includes a $29,996 charge related to the unamortized value of the beneficial conversion feature of our preferred stock.  This non-cash charge did not affect net income.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements for further discussion of this non-cash charge.

The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(24,009)	$691	$(22,820)	$7,619
Weighted average common shares - basic	90,103	71,471	74,622	71,160
Basic net (loss) income per share	$(0.27)	$0.01	$(0.31)	$0.11

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders	$(24,009)	$691	$(22,820)	$7,619
Shares calculation:
Weighted average common shares	90,103	71,471	74,622	71,160
Effect of dilutive preferred stock	—	673	—	224
Effect of dilutive stock options and warrants	—	11,467	—	11,335
Weighted average common shares - diluted	90,103	83,611	74,622	82,719
Diluted net (loss) income per share	$(0.27)	$0.01	$(0.31)	$0.09

Diluted net income per share for the three and nine months ended February 28, 2001 assumes the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance.

4.             COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Net income	$5,993	$695	$7,278	$7,623
Unrealized gain on available for sale investments	14	—	14	—
Translation adjustment	(5)	(1)	(469)	(308)
Comprehensive income	$6,002	$694	$6,823	$7,315

5.             COMMITMENTS AND CONTINGENCIES

Former employees that were ESOP participants have the right to require the Company to repurchase any vested ESOP shares they receive at the market price.  Consequently, shares held by the ESOP participants are considered mandatorily redeemable common stock and are recorded at the estimated fair market value at each balance sheet date.  Upon the closing of the Company’s initial public offering (see Note 11), the repurchase feature terminated for all but 193 shares of which 60 are outstanding at February 28, 2002.

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

The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Revenues:
Domestic operations	$107,725	$94,231	$289,213	$248,872
International operations	7,773	7,432	22,321	19,302
Consolidated	$115,498	$101,663	$311,534	$268,174

	Feb. 28, 2002	May 31, 2001
Long-lived assets:
Domestic operations	$62,507	$28,568
International operations	703	663
Consolidated	$63,210	$29,231

7.             ACQUISITION OF ACCOUNT4, INC.

On July 11, 2001, the Company completed the acquisition of Account4, Inc. (Account4).  Account4 is a provider of web-based professional services automation software that enables services organizations to more efficiently manage their businesses and workforce.  As a result of the acquisition, the Company expanded its software solution for professional service organizations to include automated functions such as forecasting and planning, scheduling and assignments, skills and resource management, time and expense reporting, project management and invoicing.  The acquisition of Account4 was intended to enhance the Company’s strategies of focusing on targeted vertical markets and providing additional value-added products and services to its customers.  In this transaction, the Company acquired all the outstanding securities of Account4 in exchange for $27,500, including the repayment of assumed debt.  The results of Account4’s operations have been included in the consolidated financial statements since July 11, 2001.

The transaction was accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition.  The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition.

At July 11, 2001
Current assets	$4,297
Intangible assets	13,400
Goodwill	17,943
Other long-term assets	214
Total assets acquired	35,854
Current liabilities	(2,657)
Deferred tax liability	(5,670)
Long-term debt	(27)
Total liabilities assumed	(8,354)
Net assets acquired	$27,500

The intangible assets of $13,400 have a weighted-average useful life of approximately 7 years.  The intangible assets that make up that amount include acquired technology of $5,100 (5-year useful life) and customer list of $8,300 (10-year useful life).  No amounts were allocated to in-process research and development, as Account4 did not have any new products in development at the time of the acquisition.  All of the goodwill was assigned to the Company’s single reporting unit, which is its sole operating segment.  In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, goodwill generated from the Account4 acquisition is not amortized.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Account4 had taken place at the beginning of the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2002	2001	2002	2001
Total revenues	$115,498	$104,134	$312,275	$275,114
Net income	$5,993	$237	$5,373	$3,554
(Loss) Earnings per share - basic	$(0.27)	$0.00	$(0.33)	$0.05
(Loss) Earnings per share - diluted	$(0.27)	$0.00	$(0.33)	$0.04

The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.  The results of operations of Account4 for the three and nine months ended February 28, 2001 included non-cash stock compensation expenses of $69 and $3,612, respectively.

8.             GOODWILL AND OTHER INTANGIBLE ASSETS - ADOPTION OF STATEMENTS 141 AND 142

Effective June 1, 2001, the Company adopted SFAS No. 141, “Business Combinations” and No. 142, “Goodwill and Other Intangible Assets.”  Under these standards, the Company ceased amortizing goodwill that had a net book value of $4,259 as of June 1, 2001, which is expected to reduce 2002 annual amortization expense by approximately $1,549.  Adoption of the new standards resulted in not recognizing $387 and $1,161 in goodwill amortization expense for the three and nine months ended February 28, 2002, respectively, that would have been recognized had the old standards been in effect.  The same periods last year included $295 and $795 in goodwill amortization expense for the three and nine months ended February 28, 2001, respectively, under the old standards.  See additional SFAS No. 141 and 142 disclosures related to the Account4 acquisition in Note 7.

The following table presents the impact of the new standards (only goodwill amortization and related tax effects) on operating income, net income and (loss) earnings per share, as if they had been in effect for the three and nine months ended February 28, 2001:

	Three Months Ended February 28,			Nine Months Ended February 28,
	2002	2001	2001	2002	2001	2001
	As Reported	As Adjusted	As Reported	As Reported	As Adjusted	As Reported
Operating income	$11,577	$1,078	$783	$14,742	$12,844	$12,049
Net income	$5,993	$866	$695	$7,278	$8,084	$7,623
(Loss) Earnings per share-basic	$(0.27)	$0.01	$0.01	$(0.31)	$0.11	$0.11
(Loss) Earnings per share-diluted	$(0.27)	$0.01	$0.01	$(0.31)	$0.10	$0.09

Acquired intangible assets subject to amortization were as follows:

	February 28, 2002
	Gross carrying Amounts	Accumulated Amortization
Acquired technology	$5,100	$680
Customer list	8,300	553
	$13,400	$1,233

There were no intangible assets subject to amortization at May 31, 2001.  For the three and nine months ended February 28, 2002, amortization expense for intangible assets was $462 and $1,233, respectively.  The estimated annual amortization expense for intangible assets is approximately $1,695 for the fiscal year ending May 31, 2002, $1,850 for the fiscal years ending May 31, 2003 thru 2006 and $915 for the fiscal year ending May 31, 2007.

9.             STOCKHOLDERS’ EQUITY

Effective August 8, 2001, the Company’s Board of Directors authorized a 1.387-for-1 stock split of the then issued and outstanding shares of common stock.  All references to common stock and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

10.          NEW ACCOUNTING PRONOUNCEMENTS

In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103).  This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred.  These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider.  The EITF is effective for financial reporting periods beginning after December 15, 2001.  Adoption of the EITF would have resulted in an increase in both revenues and cost of revenues in the amount of $2,802 and $2,755 for the three months ended February 28, 2002 and 2001, respectively, and $8,646 and $5,586 for the nine months ended February 28, 2002 and 2001, respectively.  The adoption will not affect the Company’s financial position or results of operations.

In October 2001, the FASB (Financial Accounting Standards Board) approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The Company is currently evaluating this standard and does not expect any material effect on its financial position or results of operations.

11.          INITIAL PUBLIC OFFERING

The Company closed its initial public offering on December 12, 2001, at which time the Company issued 13,675 shares of common stock from the primary offering, 10,316 shares of common stock upon conversion of all of the outstanding shares of series A preferred stock, 1,661 shares of common stock as part of the over-allotment option exercise and 439 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise.  After giving effect to the issuance of these shares on December 12, 2001, the Company had 93,316 shares of common stock and 106,825 shares of fully diluted common stock outstanding.  The Company received proceeds, net of commissions, of $200,750 in the initial public offering including exercise of the over-allotment option in full, before giving effect to non-commission related offering expenses of approximately $3,400.  Proceeds from the initial public offering are invested in interest-bearing, investment grade securities.  The Company used $10,240 proceeds from the offering to repay senior subordinated convertible notes.  Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded an extraordinary charge in the third quarter for the total amount of the unamortized debt issuance costs and the discount on the notes of $1,393, net of income tax benefit of $928.  Additionally, as a result of the conversion of the series A preferred stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $29,996 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002.  The Company also recognized accretion on the preferred stock of $6 and $102 for the three and nine months ended February 28, 2002, respectively.  These charges adversely impacted basic and fully diluted earnings per share by $0.33.  However, these charges had no impact on net income.

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

Critical Accounting Policies And Estimates

Our discussion and analysis of financial conditions and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America.  The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities.  Note 2 in the Notes to the Consolidated Financial Statements in our Prospectus filed December 6, 2002, describes our significant accounting polices used in the preparation of the consolidated financial statements.  On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, intangible assets and contingencies.  We base our estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources.  Actual results could differ from these estimates under different assumptions or conditions.

We believe the critical accounting polices listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

Revenue Recognition.  We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, “Revenue Recognition in Financial Statements.”  We license software under non-cancelable license agreements and provide related professional services, including support, training, consulting and implementation.  Training, consulting and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers.  Accordingly, revenues from these services are generally recorded separately from the license fee.  Software arrangements including fixed-fee service components are recognized using contract accounting.  Our specific revenue recognition policies are as follows:

•              Software License Fees – License fee revenues from end-users and resellers are generally recognized using the residual method when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable.  We do not generally offer rights of return, acceptance clauses and price protection to our customers.  Typically, our software license fees are due within a twelve-month period from the date of shipment.  If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied.  In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the relative fair value of each of the deliverables determined using vendor-specific objective evidence.  Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately.  In software arrangements in which we do not have vendor-specific objective evidence of fair value of undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.  Up-front set-up fees in transactions with application service providers are deferred and recognized ratably over the estimated service period.

•              Services – Revenues from training and consulting services are recognized as services are provided to customers.  Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements.  Revenues for customer support and maintenance, which are bundled with the initial license fee, are deferred based on the fair value of the bundled support services; fair value is based on the renewal rate for continued support arrangements.

Allowance for Doubtful Accounts.  We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments.  If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or revenue could be deferred until collectibility becomes probable.

Valuation of Long-Lived and Intangible Assets and Goodwill.  We review goodwill, identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable.  Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate.  If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired.  Cash flows would include the estimated terminal value of the asset and exclude any interest charges.  To the extent that the carrying value of the asset exceeds the undiscounted cash flows.  The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made.  All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business.  We accrue for loss contingencies when a loss is estimable and probable.

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

Results of Operations

The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended Feb. 28,		Nine Months Ended Feb. 28,
	2002	2001	2002	2001
Revenues:
License fees	42.5%	45.0%	36.7%	38.0%
Services	57.5	55.0	63.3	62.0
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of license fees	7.9	8.9	8.0	6.6
Cost of services	31.1	28.3	33.5	31.6
Total cost of revenues	39.0	37.2	41.5	38.2

Gross margin	61.0	62.8	58.5	61.8

Operating expenses:
Research and development	14.8	13.1	16.1	14.0
Sales and marketing	27.5	29.7	29.6	30.8
General and administrative	8.5	14.3	7.7	10.6
Other general expenses	—	4.9	0.2	1.9
Amortization of acquired intangibles	0.2	—	0.2	—
Total operating expenses	51.0	62.0	53.8	57.3

Operating income	10.0	0.8	4.7	4.5
Other income (expense), net	0.6	0.4	(0.1)	0.4
Income before income taxes and extraordinary item	10.6	1.2	4.6	4.9
Provision for income taxes	4.2	0.5	1.8	2.1
Income before extraordinary item	6.4	0.7	2.8	2.8
Extraordinary item, net of tax benefit	(1.2)	—	(0.5)	—
Net income	5.2%	0.7%	2.3%	2.8%

Three Months Ended February 28, 2002 Compared To Three Months Ended February 28, 2001

Revenues

Total Revenues.  Total revenues increased to $115.5 million for the three months ended February 28, 2002 from $101.7 million for the three months ended February 28, 2001, or 13.6%.  The increase was due to a $3.4 million increase in license fees and a $10.5 million increase in services revenues.

License Fees.  Revenues from license fees increased to $49.1 million for the three months ended February 28, 2002 from $45.8 million for the three months ended February 28, 2001, or 7.3%.  The increase is primarily due to demand for enterprise applications software from customers in our targeted vertical markets, most notably healthcare, professional services and public sector.  The increase also reflects an increase in the number of licensing agreements in the three months ended February 28, 2002, as well as increased customer acceptance of our professional services automation solution.  Revenues from license fees as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 42.5% and 45.0%, respectively.  The decrease as a percentage of revenues was primarily a result of the increase in revenues from services as a percentage of revenues.

Services.  Revenues from services increased to $66.4 million for the three months ended February 28, 2002 from $55.9 million for the three months ended February 28, 2001, or 18.8%.  The increase was primarily due to an increase in maintenance revenues, reflecting an expanded customer base and greater demand for consulting services.  Services revenues as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 57.5% and 55.0%, respectively.

Cost of Revenues

Cost of License Fees.  Cost of license fees increased to $9.2 million for the three months ended February 28, 2002 from $9.1 million for the three months ended February 28, 2001, or 0.7%.  Cost of license fees included amortization expense of acquired intangibles related to the purchase of Account4 of $0.3 million for the three months ended February 28, 2002.  Cost of license fees as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 7.9% and 8.9%, respectively.  Gross margin on revenue from license fees was 81.4% and 80.1% for the three months ended February 28, 2002 and 2001, respectively.  The decrease in cost of license fees as a percentage of total revenues and the increase in gross margin on license fees was due to the decreased proportion of sales of third-party products in our revenue mix.

Cost of Services.  Cost of services increased to $35.9 million for the three months ended February 28, 2002 from $28.7 million for the three months ended February 28, 2001, or 25.0%.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and increased third party consulting expenses.  Cost of services included non-cash charges for stock-based compensation of $0.1 million for the three months ended February 28, 2002.  Cost of services as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 31.1% and 28.3%, respectively.  Gross margin on services revenues was 45.9% and 48.6% for the three months ended February 28, 2002 and 2001, respectively.  The increase in cost of services as a percentage of total revenues and the decrease in gross margin on services were primarily due to increased headcount and increased use of third-party consultants.

Operating Expenses

Research and Development.  Research and development expenses increased to $17.1 million for the three months ended February 28, 2002 from $13.3 million for the three months ended February 28, 2001, or 28.9%.  Research and development expenses included non-cash charges for stock-based compensation of $0.5 million and $0.1 million for the three months ended February 28, 2002 and 2001, respectively.  Research and development expenses as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 14.8% and 13.1%, respectively.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

Sales and Marketing.  Sales and marketing expenses increased to $31.8 million for the three months ended February 28, 2002 from $30.3 million for the three months ended February 28, 2001, or 5.0%.  Sales and marketing expenses included non-cash charges for stock-based compensation of $0.7 million and $0.2 million for the three months ended February 28, 2002 and 2001, respectively.  Sales and marketing expenses as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 27.5% and 29.7%, respectively.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and increased expenses related to expanded branding efforts subsequent to our initial public offering.

General and Administrative.  General and administrative expenses decreased to $9.8 million for the three months ended February 28, 2002 from $14.5 million for the three months ended February 28, 2001, or 32.8%.  General and administrative expenses included non-cash charges for stock-based compensation of $1.0 million and $0.5 million for the three months ended February 28, 2002 and 2001, respectively and compensation associated with a repurchase of stock options from current employees of $5.1 million for the three months ended February 28, 2001.  Additionally, general and administrative expenses included a lease abandonment expense of $1.2 million for the three months ended February 28, 2001.  General and administrative expenses as a percentage of total revenues for the three months ended February 28, 2002 and 2001 were 8.5% and 14.3%, respectively.  After adjusting for the above items, the remaining change in general and administrative expenses was mainly due to an increase in bad debt expense.

Other General Expenses.  Other general expenses for the three months ended February 28, 2001 consisted of $2.6 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering and $2.4 million in expenses related to the repurchase of options held by a former executive of the Company.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles for the three months ended February 28, 2002 consisted of $0.2 million in amortization expense related to the purchase of Account4 in July 2001.

Other Income (Expense)

Other income, net was $0.7 million for the three months ended February 28, 2002 compared with $0.4 million for the three months ended February 28, 2001.  Other income, net as a percentage of total revenues for the three months ended February 28, 2002 and 2001 was 0.6% and 0.4%, respectively.  We earned interest income of $0.8 million and $0.5 million for the three months ended February 28, 2002 and 2001, respectively.  This was offset by interest expense of $0.1 million for the three months ended February 28, 2002 and 2001.  This increase in interest income was primarily due to the interest earned on proceeds from our initial public offering.

Provision for Income Taxes

We recognized an income tax provision of $4.9 million for the three months ended February 28, 2002 compared to $0.5 million for the three months ended February 28, 2001.  Our income tax provision is comprised primarily of federal and state taxes.  Our effective rate was 40.0% and 42.0% for the three months ended February 28, 2002 and 2001, respectively.  The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses and an increase in tax-exempt interest income.

Extraordinary Item

We used $10.2 million in proceeds from our initial public offering to repay senior subordinated convertible notes.  Due to the repayment of the notes prior to the scheduled maturity date, we recorded an extraordinary charge for the total amount of the unamortized debt issuance costs and the discount on the notes of $1.4 million, net of the tax benefit of $0.9 million for the three months ended February 28, 2002.

Accretion and Conversion of Preferred Shares

As part of our initial public offering on December 12, 2001, we converted all of the outstanding shares of series A preferred stock and issued 10,316 shares of common stock.  As a result of the conversion of the series A preferred stock, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock.  The charge had no impact on net earnings.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Nine Months Ended February 28, 2002 Compared To Nine Months Ended February 28, 2001

Revenues

Total Revenues.  Total revenues increased to $311.5 million for the nine months ended February 28, 2002 from $268.2 million for the nine months ended February 28, 2001, or 16.2%.  The increase was due to a $12.5 million increase in license fees and a $30.9 million increase in services revenues.

License Fees.  Revenues from license fees increased to $114.3 million for the nine months ended February 28, 2002 from $101.9 million for the nine months ended February 28, 2001, or 12.2%.  The increase was primarily due to demand for enterprise applications software from customers in our targeted vertical markets, a reduction in revenues deferred on new contracts compared with the prior period and increased customer acceptance of our professional services automation solution.  Revenues from license fees as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 36.7% and 38.0%, respectively.  The decrease as a percentage of revenues was primarily a result of the increase in revenues from services as a percentage of revenues.

Services.  Revenues from services increased to $197.2 million for the nine months ended February 28, 2002 from $166.3 million for the nine months ended February 28, 2001, or 18.6%.  The increase was primarily due to an increase in maintenance revenues, reflecting an expanded customer base and an increase in consulting revenues resulting from an increase in billable service consultants and an increase in third party consulting revenues.  Services revenues as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 63.3% and 62.0%, respectively.

Cost of Revenues

Cost of License Fees.  Cost of license fees increased to $24.9 million for the nine months ended February 28, 2002 from $17.8 million for the nine months ended February 28, 2001, or 40.0%.  Cost of license fees included amortization expense of acquired intangibles related to the purchase of Account4 of $0.7 million for the nine months ended February 28, 2002.  Cost of license fees as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 8.0% and 6.6%, respectively.  Gross margin on revenue from license fees was 78.2% and 82.5% for the nine months ended February 28, 2002 and 2001, respectively.  The increase in cost of license fees as a percentage of total revenues and the decrease in gross margin on license fees were primarily attributable to an increased proportion of sales of third-party products in our revenue mix.

Cost of Services.  Cost of services increased to $104.3 million for the nine months ended February 28, 2002 from $84.6 million for the nine months ended February 28, 2001, or 23.4%.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and increases in third-party costs due to greater use of third-party consultants.  Cost of services included non-cash charges for stock-based compensation of $0.4 million for the nine months ended February 28, 2002.  The cost of services as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 33.5% and 31.6%, respectively.  Gross margin on services revenues was 47.1% and 49.2% for the nine months ended February 28, 2002 and 2001, respectively.  The increase in cost of services as a percentage of total revenues and the decrease in gross margin on services were primarily due to increased utilization of third-party consultants and lower consultant utilization due to the September 11, 2001 terrorist attacks which primarily effected the quarter ended November 30, 2001.

Operating Expenses

Research and Development.  Research and development expenses increased to $50.3 million for the nine months ended February 28, 2002 from $37.6 million for the nine months ended February 28, 2001, or 33.6%.  Research and development expenses included non-cash charges for stock-based compensation of $1.3 million and $0.1 million for the nine months ended February 28, 2002 and 2001, respectively.  Research and development expenses as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 16.1% and 14.0%, respectively.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount.

Sales and Marketing.  Sales and marketing expenses increased to $92.2 million for the nine months ended February 28, 2002 from $82.6 million for the nine months ended February 28, 2001, or 11.6%.  Sales and marketing expenses included non-cash charges for stock-based compensation of $2.2 million and $0.3 million for the nine months ended February 28, 2002 and 2001, respectively.  Sales and marketing expenses as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 29.6% and 30.8%, respectively.  The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and expenses related to expanded branding efforts subsequent to our initial public offering.

General and Administrative.  General and administrative expenses decreased to $24.0 million for the nine months ended February 28, 2002 from $28.6 million for the nine months ended February 28, 2001, or 16.1%.  General and administrative expenses included non-cash charges for stock-based compensation of $3.5 million and $1.0 million for the nine months ended February 28, 2002 and 2001, respectively and compensation associated with a repurchase of stock options from current employees of $5.1 million for the nine months ended February 28, 2001.  Additionally, general and administrative expenses included a lease abandonment expense of $1.8 million for the nine months ended February 28, 2001.  General and administrative expenses as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 7.7% and 10.6%, respectively.

Other General Expenses.  Other general expenses for the nine months ended February 28, 2002 consisted of $0.7 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering.  Other general expenses for the nine months ended February 28, 2001 consisted of  $2.6 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering and $2.4 in expenses related to the repurchase of options held by a former executive of the Company.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles for the nine months ended February 28, 2002 consisted of $0.6 million in amortization expense related to the purchase of Account4 in July 2001.

Other Income (Expense)

Other expense, net was $0.3 million for the nine months ended February 28, 2002 compared with $1.1 million of other income, net for the nine months ended February 28, 2001.  Other expense, net and other income, net as a percentage of total revenues for the nine months ended February 28, 2002 and 2001 were 0.1% and 0.4%, respectively.  We earned interest income of $1.7 million and $1.6 million for the nine months ended February 28, 2002 and 2001, respectively.  This was offset by interest expense of $2.0 and $0.5 million for the nine months ended February 28, 2002 and 2001, respectively.  The increase in interest expense was due to the interest on the senior subordinated convertible notes and accretion on the warrants issuable upon conversion of the senior subordinated convertible notes issued in connection with our recapitalization.

Provision for Income Taxes

We recognized an income tax provision of $5.8 million for the nine months ended February 28, 2002 compared to $5.5 million for the nine months ended February 28, 2001.  Our income tax provision is comprised primarily of federal and state taxes.  Our effective rate was 40.0% and 42.0% for the nine months ended February 28, 2002 and 2001, respectively.  The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses and an increase in tax-exempt interest income.

Extraordinary Item

We used $10.2 million in proceeds from our initial public offering to repay senior subordinated convertible notes.  Due to the repayment of the notes prior to the scheduled maturity date, we recorded an extraordinary charge for the total amount of the unamortized debt issuance costs and the discount on the notes of $1.4 million, net of the tax benefit of $0.9 million for the nine months ended February 28, 2002.

Accretion and Conversion of Preferred Shares

As part of our initial public offering on December 12, 2001, we converted all of the outstanding shares of series A preferred stock and issued 10,316 shares of common stock.  As a result of the conversion of the series A preferred stock, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock.  The charge had no impact on net earnings.  See Note 11 in the Notes to the Condensed Consolidated Financial Statements.

Liquidity and Capital Resources

We finance our operations primarily with cash generated through operations.  As of February 28, 2002, we had $228.2 million in cash, cash equivalents and marketable securities and $212.8 million in working capital.

Net cash provided by operating activities was $1.0 million and $14.5 million for the nine months ended February 28, 2002 and 2001, respectively and $16.2 million for the three months ended February 28, 2002.  The decrease in cash provided by operating activities was primarily due to changes in deferred revenue and customer deposits, accounts payable and trade accounts receivable.

Net cash used in investing activities was $42.5 million and $8.4 million for the nine months ended February 28, 2002 and 2001, respectively.  Use of cash for the nine months ended February 28, 2002 included $26.0 million related to the acquisition of Account4, $11.3 million related to the purchases of property and equipment, the majority of which consisted of computer equipment, and net investment purchases and maturities of $5.2 million.  We have generally funded capital expenditures through the use of cash generated through operations or bank loans. We expect that capital expenditures will continue to increase in the future as we make additional investments in operations.

Net cash provided by financing activities was $186.6 million and $5.8 million for the nine months ended February 28, 2002 and 2001, respectively.  On December 12, 2001, we closed our initial public offering.  We received proceeds, net of commissions, of $200.8 million in the initial public offering including exercise of the over-allotment option in full, before giving effect to non-commission related offering expenses of approximately $3.4 million.  We used proceeds of $10.2 million from the offering to repay senior subordinated convertible notes.  We expect to use the remainder of the proceeds from the sale of shares by us in the initial public offering for general corporate purposes, including increased marketing and research and development expenditures, capital expenditures and possible acquisitions.  Pending use of those proceeds, we have invested the proceeds in interest-bearing, investment grade securities.

On September 4, 2001, the Company increased its revolving credit facility to $25.0 million and extended its term to September 30, 2003.

We have no off-balance sheet financing.  We disclosed our significant lease obligations in our prospectus dated December 6, 2001.  There have been no significant changes subsequent to our December 6, 2001 prospectus.

We believe that cash flow from operations, together with the sale of common stock from our initial public offering and borrowings available under our existing credit facilities will be sufficient to meet our cash requirements for the foreseeable future.

New Accounting Pronouncements

In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, “Income Statement Characterization of Reimbursements Received for ‘Out-of-Pocket’ Expenses Incurred” (formerly EITF Abstracts, Topic No. D-103).  This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred.  These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider.  The EITF is effective for financial reporting periods beginning after December 15, 2001.  Adoption of the EITF would have resulted in an increase in both revenues and cost of revenues in the amount of $2,802 and $2,755 for the three months ended February 28, 2002 and 2001, respectively, and $8,646 and $5,586 for the nine months ended February 28, 2002 and 2001, respectively.  The adoption will not affect the Company’s financial position or results of operations.

In October 2001, the FASB (Financial Accounting Standards Board) approved SFAS No. 144, “Accounting for the Impairment or Disposal of Long-Lived Assets.”  This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, “Reporting the Results of Operations – Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions.”  SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged.  The Company is currently evaluating this standard and does not expect any material effect on its financial position or results of operations.

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

A decline in the demand for information technology among our current and prospective customers may result in decreased revenues or a lower growth rate for us because our sales depend, in part, on our customers’ level of funding for new or additional information technology systems and services.  Moreover, demand for our solutions may be reduced by a decline in overall demand for computer software and services.  A continued economic downturn may cause our customers to reduce or eliminate information technology spending and cause price erosion for our solutions, which would substantially reduce the number of new software licenses we sell and the average sales price for these licenses.  In addition, the September 11, 2001 terrorist attacks in the United States and related military actions, as well as future events or effects occurring in response or in connection to those developments, may reduce the amount and delay the timing of capital expenditures by corporations for information technology, such as our software products.  Accordingly, we cannot assure you that we will be able to increase or maintain our revenues.

There are a large number of shares that may be sold in the market which may depress our stock price.

Sales of a substantial number of shares of our common stock in the public market by our employees, directors or other corporate insiders, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  Starting March 7, 2002, which was the 91st day following completion of our initial public offering, approximately 882,000 shares of common stock, and if all outstanding and issued options and warrants were fully exercised, approximately 7.0 million shares of common stock subject to such outstanding options and warrants, became available for sale in the public market.  Starting June 1, 2002, approximately 1.3 million additional shares subject to outstanding options will become available for sale in the public market upon exercise of such options.  Beginning June 5, 2002, when the 180-day lockup agreements expire from our initial public offering, approximately 74.7 million additional shares will be eligible for sale in the public market.  In addition, approximately 11.8 million shares subject to outstanding options and warrants, if fully exercised, will be available for sale starting June 5, 2002.

Because our customers are concentrated in five targeted service industries, our operating results may be adversely affected by changes in one or more of these industries.

As a result of our focus on five targeted services industries, our financial results depend, in significant part, upon economic conditions in the healthcare, retail, professional services, financial services and public sector industries.  An economic downturn or adverse change in the regulatory environment or business prospects for one or more of these industries may decrease our revenues or lower our growth rate.  In addition, we must continue to develop industry specific functionality for our solutions, which satisfy the changing, specialized requirements of prospective customers in our target industries.

We may experience fluctuations in quarterly revenue and operating expenses that could adversely impact our stock price and our operating results.

Our actual revenues in a quarter could fall below historical trends or expectations which could lead to a decline in our stock price.  Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter.  Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies.  Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

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

•        we may have to defer revenues under our revenue recognition policies;

•        number and timing of employee exercises of non-qualified stock options could have an adverse impact on operating expenses in the quarter by increasing our payroll taxes when the options are exercised; and

•        on March 21, 2002, we entered into a new joint sales arrangement with Siebel Systems, Inc. and terminated our existing reseller agreement.  We will no longer record revenues or expenses related to the resale of Siebel products.

Fluctuation in our quarterly revenues and operating expenses may adversely affect our operating results.  In each fiscal quarter our expense levels, operating costs and hiring plans are based on projections of future revenues and are relatively fixed.  If our actual revenues fall below expectations we could experience a reduction in operating results.

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

•        we are required to accept a fixed-fee or deeply discounted services contract; or

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

Changes in the terms on which we license technologies from third-party vendors, including Hyperion Solutions Corporation, could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

We license complementary third-party software products that we incorporate into, or resell with, our own software products.  For example, we have a strategic development, marketing and reseller relationship with Hyperion that allows us to incorporate its technology into our financial suite of products.  These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements.  Specifically, the failure to meet such minimum sales requirements under the Hyperion contracts would permit Hyperion to terminate our agreements.  A failure to renew, or early termination of, these licenses could adversely impact our business.  If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs.  In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease.  We rely on existing relationships with software vendors who are also competitors.  If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors.  Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

As part of our standard license agreements, we agree to indemnify our customers for some types of infringement claims under the laws of the United States and some foreign jurisdictions that may arise from the use of our products.  If a claim against us was successful, we may be required to incur significant expense and pay substantial damages as we are unable to insure against this risk.  Even if we were to prevail, the accompanying publicity could adversely impact the demand for our software.  Provisions attempting to limit our liability in our standard agreements may be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances.

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

We do not utilize any derivative security instruments.  Our investments are based on the Company’s investment policies, as such, investments with original maturities of three months or less are classified as cash and cash equivalents.  As of February 28, 2002, we consider the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in the market interest rates will not have a material impact on our financial position.  Through February 28, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)           Between December 1, 2001 and February 28, 2002, we sold 128,490 shares of common stock to various employees pursuant to the exercise of outstanding stock options for an aggregate consideration of $291,613 in reliance upon rule 701 of the Securities Act of 1933, as amended (“Securities Act”).  Between December 1, 2001 and before completion of our initial public offering on December 6, 2001 we granted options to purchase an aggregate of 150,000 shares of common stock to various employees in reliance upon rule 701 of the Securities Act.

(d)           Use of Proceeds

As of February 28, 2002, we held $187.2 million of net proceeds from our initial public offering in interest-bearing, investment grade securities.  We expect to use these proceeds from the sale of our shares for general corporate purposes, including increased marketing and research and development expenditures, capital expenditures and possible acquisitions.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

                None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                None

ITEM 5. OTHER INFORMATION

                None

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits

                10.28       Amendment to 2001 Employee Stock Purchase Plan

(b)     Reports on Form 8-K

                None

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 4, 2002.	LAWSON SOFTWARE, INC.

	By:	/s/ Robert G. Barbieri
Robert G. Barbieri
Executive Vice President and Chief Financial Officer
(principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.28	Amendment to 2001 Employee Stock Purchase Plan