Form 10-K
period 2002-05-31
LAWSON SOFTWARE INC
filed 2002-08-26
CIK 1141517

Use these links to rapidly review the document
LAWSON SOFTWARE, INC. Form 10-K Index
PART IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2002

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                              TO

Commission file number: 000-33335

LAWSON SOFTWARE, INC.
(Exact name of registrant as specified in its charter)

DELAWARE	41-1251159
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

380 ST. PETER STREET
ST. PAUL, MINNESOTA 55102
(Address of principal executive offices)

(651) 767-7000
(Registrant's telephone number, including area code)

SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:    None

SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

Common Stock, $0.01 Par Value Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        The aggregate market value of voting stock held by non-affiliates of the registrant on August 21, 2002 was $228,447,779 (based on the closing price of $4.49 as reported by the Nasdaq National Market on such date).

        The number of shares of the registrant's common stock outstanding on August 21, 2002 was 97,593,138.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for Registrant's 2002 Annual Meeting of Stockholders to be held October 24, 2002 are incorporated by reference in Part III of this Form 10-K Report.

LAWSON SOFTWARE, INC.

Form 10-K

Index

Forward-Looking Statements

        In additional to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provision of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially form those reflected in the forward looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in the Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I

Item 1. Business

General

        We are a provider of enterprise software solutions targeting specific service industries. In the markets we serve, we offer comprehensive financial management, human resources, services automation, procurement, distribution and merchandising solutions designed to manage, analyze and improve our customers' businesses. Our software solutions automate and integrate critical business processes, facilitating collaboration among customers, partners, suppliers and employees. We also provide professional services that optimize and support the selection, implementation and execution of a customer's e-business technology and solutions infrastructure.

        Founded in 1975, we currently have over 2,000 customers, primarily in the healthcare, professional services, public sector, financial services and retail markets. We generate revenue through license fees and separate fees for professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. We market and sell our software and services solutions primarily through a direct sales force, augmented by a combination of channel partners and resellers.

        Lawson Software is a Delaware corporation. In February 2001, we were reincorporated through a merger with our predecessor, Lawson Associates, Inc., a Minnesota corporation, which was incorporated in 1975. Our principal executive office is located at 380 Saint Peter Street, St. Paul, Minnesota 55102-1302. Our telephone number at that address is (651) 767-7000. We maintain a website at www.lawson.com. Our website, and the information contained therein, is not a part of this Form 10-K.

Our Solution

        We provide collaborative, industry-tailored enterprise software solutions that fundamentally improve the business processes of our customers. The open architecture of our solutions offers our customers the choice of directly deploying a pre-configured solution or quickly and easily customizing our product offerings to conform to their unique business processes. The benefits of our solutions include:

        Comprehensive Software Suite.    Our software provides integrated, comprehensive solutions that automate business processes, enable collaboration among participants in the processes and deliver detailed analyses of the results of the processes. For example, our services automation solution enables appropriate staff to gain visibility into critical information on service projects. Managers can easily identify and assign the appropriate personnel to projects based on skills and availability. Personnel can enter their associated time and expenses for a project into our services automation solution, which processes these entries to automatically update our financial management solution for client billing, revenue recognition and project accounting; our payroll solution to update time records; our accounts payable solution to reimburse any employee expenses; and our enterprise performance management solution to deliver financial, project and resource performance reports to appropriate managers.

        Industry-Tailored Solutions.    We use our expertise in targeted service industries to provide pre-configured functionality that addresses the specific business needs of these industries, thereby increasing the utility of the overall solution. For example, our e-Procurement for Healthcare solution allows healthcare organizations to coordinate and automate the process of ordering, receiving and paying for medical and other supplies from multiple suppliers, networks and web exchanges, using a single web-based portal.

        Flexible, Open Web-Based Architecture.    Our software is flexible, enabling easy deployment into a customer's system with pre-configured industry solutions, or it can be efficiently customized to conform to the customer's business processes using our adaptable extensions. Our open architecture allows our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our customers to choose the most appropriate platforms independently from selecting our solutions. Furthermore, our solutions can integrate with legacy systems through standard interfaces and integration protocols. Because our solutions do not require software to reside on the desktop computer and are accessed directly through a standard web-browser or a wireless device, we believe that our software can be readily deployed without extensive training. Our software is also highly scalable, enabling deployment in large, global enterprises as well as in small- and medium-sized businesses.

        Rapid and Cost-Effective Implementation.    Our industry focus and flexible product design enables fast and easy enterprise deployment. We believe our knowledge of our target services industries allows our industry-focused services teams to implement our software with an in-depth understanding of the business needs of the customer, thereby reducing time, effort and expense.

Products

        Our software solutions are comprised of:

  •
  services automation;

  •
  core business applications;

  •
  enterprise performance management;

  •
  knowledge and collaboration; and

  •
  enterprise portal.

        Our services automation solution automates the business processes of professional services organizations and corporate internal and external service departments. This application is a complete solution and can work independent of any other system or in conjunction with our core business applications to add reporting and analysis, invoicing and capitalization capabilities. We developed this application for corporate internal service departments, external services departments and professional services organizations.

        Our core business applications provide the platform and functionality for handling financial management, human resources, procurement, distribution and merchandising functions. These applications include several components in each functional area, which we license separately or bundle together as suites designed for our targeted vertical markets.

        Our pre-configured knowledge and collaboration tools help customers improve their business processes through simplified presentation, navigation and access to information; automation of complex business processes; and intelligent routing of work and tasks to appropriate personnel.

        Our product offerings include enterprise performance management applications that track over 200 pre-configured business metrics, including industry-specific metrics that enable users to view and analyze key operational performance measurements and use graphical, end-user interfaces to navigate through relevant information stored in our customer's transactional system.

        Enterprise Portal enables a wide distribution of information to users based on their role in an organization, while controlling access to data. Our pre-configured enterprise portal is combined with the appropriate Lawson core business applications as well as third-party applications and data to provide a comprehensive solution for the industries we target. Enterprise Portal allows the user to participate in automated, industry-specific business processes with limited training.

Services Automation

        The services automation application automates the work processes of service organizations, enabling them to initiate, deliver and measure projects, and track and monitor professional resources, schedules, expenses and invoices. Our services automation application is comprised of several principal components, including the following: forecasting and planning, scheduling and assignment, skills and resource allocation, and time and expense reporting. We tailor this application to corporate internal services departments, as well as professional services organizations and the other service industries on which we focus.

  •
  Services Automation enables corporate internal services departments within organizations to manage projects, as well as provide pre-configured work request types. This application offers additional tools to track services requests and define approval processes and allows for incorporation of best practices and facilitation of project accounting and internal billing.

  •
  Services Automation for Professional Services enables professional services organizations, such as consulting, firms, to manage each phase of its projects, including tracking contact information, professional resources and opportunities, and managing billing and invoices.

Core Business Applications

        We offer the following core business applications: financials, human resources, procurement, distribution, and merchandising. Our applications enable organizations to execute standard business processes in each of the following areas, as well as provide feature functionality specific to the industries we target. The following pages list the primary components within each core business application:

        Financials.    The financials applications give our customers the ability to create and track financial and accounting data across multiple companies, languages, currencies and books of accounts. These applications provide extensive analytical capabilities and integrate our customers' financial management processes with other core business applications. The financials applications are comprised of several principal components, including the following:

  •
  General Ledger provides an organizational and accounting framework for processing transactions in Lawson and third-party applications, manages an enterprise's financial data and enables compliance with regulatory reporting requirements and standards. Multi-Book Ledger assists organizations in complying with the requirements for different accounting rules for multiple regulatory agencies, multi-national accounting rules and divergent accounting policies. Average Daily Balance assists financial services organizations in the forecasting of available funds.

  •
  Project and Activity Accounting collects financial and non-financial information about specific jobs, tasks, processes and projects, performs activity billing, manages revenue recognition and enables operational analysis.

  •
  Enterprise Budgeting manages enterprise-wide budgeting, planning and approval processes. We offer this component through our relationship with Hyperion Solutions.

  •
  Enterprise Consolidations accumulates information from diverse financial systems across an enterprise to provide immediate access to information and analytical functions.

  •
  Asset Management is a fully integrated asset acquisition, retention, optimization and collaboration management solution. Lease Management expands the core Asset Management system with an integrated solution for managing capital and operating leases.

  •
  Accounts Payable helps businesses manage cash, match invoices with purchase orders and integrate high volumes of invoices, purchase orders and receipt data. The Accounts Payable application is integrated with our procurement applications.

  •
  Accounts Receivable provides flexible cash application and credit management and business rules-based processing.

  •
  Encumbrance Accounting provides a rules-based budget allocation solution, enabling an organization to evaluate real-time budget information prior to making spending decisions.

  •
  Cash and Treasury Management automates the corporate treasury function. We offer this component through our relationship with XRT.

  •
  Financial Reporting Self Service delivers a comprehensive suite of financial reports securely over the web and enables on-line charting and analysis of data in the financials engine to support timely and informed decision-making.

        Human Resources.    The human resources applications assist in attracting, developing and managing employees. These applications are integrated with our financials applications to automatically update the financial reporting functions for changes in employment and payroll. The human resources applications are comprised of several principal components, including the following:

  •
  Benefits Administration automates day-to-day maintenance of standard and flexible employee benefit plans, as well as eligibility and enrollment processes.

  •
  Payroll provides accurate, efficient and secure payroll processing. This application handles time-sensitive information, such as time entry, check or receipt printing, and regulatory filings.

  •
  Absence Management tracks paid time off and accruals and monitors employee attendance on-line.

  •
  Personnel Administration tracks workforce data including current employees, open positions and job history, education and other employee information; administers employee training, orientation and re-certification programs; and manages the health and safety of an organization's employees, for compliance with health and safety policies.

  •
  Pay-to-Bill streamlines the process of creating fees for the services an organization provides, calculating payrolls and invoicing clients for these services.

  •
  Human Resources Analytics provides analytical tools to examine human resources information on-line, including the ability to benchmark an organization's key human resources metrics against organizations both within and outside of their industry.

  •
  Employee and Manager Self Service allows employees to maintain personal information using our web-based self-service forms and provides managers with applications for accessing information about their direct reports, thereby reducing human resources administrative tasks.

  •
  e-Recruiting provides web-based recruitment management services that improve relationships, information and speed throughout the hiring process and provides organizations with automated sourcing, profiling, matching, tracking and hiring.

        Procurement.    The procurement applications automate the operational and administrative procurement process, promote adherence to purchasing policies, assist businesses in negotiating optimal pricing for supplies, lower materials and services costs and improve inventory practices. These applications are comprised of several principal components, including the following:

  •
  Requisitions helps a business manage its purchasing function more effectively by allowing pre-authorized users to monitor and replenish supplies and streamline processes to reduce procurement costs.

  •
  Payables Management helps businesses manage cash, match invoices with purchase orders and integrate high volumes of invoices, purchase orders and receipt data.

  •
  Purchase Order manages the replenishment process, purchase order creation and transmission processes with third-party vendors.

  •
  Inventory Control manages inventory, automatically updating records for purchases, transfers from other categories, returns and other allocations. Customers can use wireless hand-held devices for data collection.

  •
  Requisitions Self-Service manages internal requests for items such as maintenance, repairs, equipment and supplies as well as allows users to enter receipts directly into the system.

  •
  Vendor Self-Service allows suppliers to electronically receive information on the status of their invoices.

  •
  e-Procurement provides purchasing management services with automated requisitioning, approval, receiving, reconciliation, invoice payment and posting to a user's general ledger, while integrating with web-based exchanges, suppliers and manufacturers.

        Distribution.    The distribution applications provide sell-side order management, warehouse fulfillment, customer invoicing and accounts receivable in an integrated solution. The distribution applications are comprised of several principal components, including the following:

  •
  Order Entry automates the customer order process from receipt to invoice. Customers may submit orders via many different sources, including e-commerce websites.

  •
  Work Order manages the fulfillment of orders that require assembly, providing scheduling, order component and cost adjustment capabilities.

  •
  Warehouse provides timely and accurate execution of a wide variety of storage, distribution and tracking functions, including, for example, processing orders, backorders and requisitions, allocating inventory, processing pick lists and kits and packing operations.

  •
  Sales Analysis provides comprehensive vendor and supplier analysis coupled with past purchase analysis and key performance indicators that allow a customer to manage profitability and quickly react to changing competitive climates.

  •
  Billing provides flexibility, real-time bill presentment, automated invoice creation and pricing management.

  •
  Franchise Management is an integrated franchisor-to-franchisee solution that manages contracts, loans and royalties for the franchisees.

  •
  Customer Self Service allows customers to place orders, review invoices, make address changes, analyze previous item histories and review their order-payment status.

        Lawson Merchandising.    The Lawson Merchandising applications automate merchandising functions, including demand planning, promotions, pricing, supply chain management and category management. The principal components of the merchandising applications include the following:

  •
  Category Management and Merchandising assists retailers in the management, definition, planning, pricing and reviewing of product categories.

  •
  Replenishment assists retailers with the creation and automation of purchase orders, management of costs associated with orders, forecasting of product needs, and identification of favorable purchasing opportunities.

  •
  Distribution helps retailers to automate and simplify complex delivery schedules, store orders, inventory, and warehouse management.

Knowledge and Collaboration

        Our pre-built knowledge and collaboration tools help customers improve their business processes through simplified presentation, navigation and access to information; automation of complex business processes; and intelligent routing of work and tasks to appropriate personnel. Knowledge and collaboration products include:

  •
  Resource Management allows users to store, select, retrieve and customize information about employees, managers, vendors and business partners.

  •
  Integration and Collaboration Extensions help businesses communicate with customers, partners and suppliers outside their organization and integrate with their back-office applications.

  •
  Security Management Extensions, including our specialized security tools, as well as interfaces to industry standard security technologies, protect against unauthorized user access.

  •
  Support Extensions are project management tools for product implementation, as well as tools for integrating voice, video and data communications to provide interactive functionality, including application sharing, which enables greater collaboration during our service and support for customers.

  •
  System Management Extensions integrate our products with industry-leading system management tools to enable our customers to better manage their computer and network resources.

  •
  Internet Technologies Extensions optimize load balancing, increase scalable transaction processing, improve transaction management, messaging and queuing, and provide an Internet operating system, thereby enhancing the operation of our solutions in a pure Internet environment.

  •
  Data Management Extensions are tools that enable users to utilize industry-leading data management products, which improve the speed and flexibility with which customers can access data.

Enterprise Performance Management

        We offer a suite of role-based, pre-built reporting options and analytical tools to report, analyze and examine key metrics from both Lawson and non-Lawson sources. Key products in Enterprise Performance Management include:

  •
  Enterprise Reporting allows our customers to customize and create interactive reports featuring data from Lawson and non-Lawson applications in one complete, visually appealing report formatted for the Internet.

  •
  Scorecard uses on-line analytical processing to provide comprehensive analytical vertical and business process performance measurements, and customized tools for company-wide balanced scorecard initiatives, allowing collaboration among employees.

  •
  Analytic Architect features pre-defined dimensions to create subject-specific data marts from relevant financial, transactional and operational data from employees, customers, internal processes and financial systems, eliminating the cost and time to define and program custom data marts.

  •
  Workforce Analytics manages human capital and measures human resources initiatives, and allows businesses to analyze organizational effectiveness, compensation, benefits, separations and staffing, with the ability to import external benchmarking data for side-by-side comparisons of similar businesses.

  •
  Strategic Ledger captures data that would not typically be maintained in an organization's general ledger to measure profitability and business performance in a detailed and multi-dimensional way.

Enterprise Portal

        Enterprise Portal enables a wide distribution of information to users based on their role in an organization, while controlling access to data. Our pre-configured enterprise portal is combined with the appropriate Lawson core business applications, as well as third-party applications and data to provide a comprehensive solution for the industries we target. Enterprise Portal allows the user to participate in automated, industry-specific business processes with limited training. Key products in Enterprise Portal include:

  •
  Portal consolidates and integrates data from disparate sources, and provides a single place for users to access the information and work with the applications they need to do their jobs. The web-based Portal can be configured to simply provide access to Lawson applications, as well as access to non-Lawson applications and other content sources. In addition, the Portal can be configured with corporate standards and deployed to all users in an organization, as well as allowing individual users to further personalize the Portal with their specific data and work activities.

  •
  Development Environments Extensions enable the customization of our applications, including repositioning data, changing the look and feel of forms, combining data, incorporating other data, as well as integrating third-party software with our applications to allow the IT staff and users to customize content for the Portal and other mobile devices.

Technology Partners

        We have relationships with software companies that allow us to expand and complement our product offerings. For example, our relationships with Hyperion Solutions Corporation (Hyperion) and Microsoft Corporation enhance our analytics offerings. Our contractual relationship with Hyperion allows us to incorporate its on-line analytical processing technology into our financial suite of products.    Other strategic relationships also allow us to expand our product functionality through the offering of services that are not our core competency, such as BSI TaxFactory for state and local tax data.

Services

        We offer comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance, which support our enterprise software solutions. Generally, we charge our customers for professional services on a fee-for-service basis, with training services billed based on attendance. Customer support and maintenance typically is charged for as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house professional services organization also educates third-party system integrators in the use of our products to assist them in providing services to our customers. Given our current base of over 2,000 customers, our services organization is a large and important part of our overall business. As of June 30, 2002, our services organization consisted of 805 employees.

        Professional Services.    Our professional services are integral to our ability to provide customers with successful enterprise solutions. Our industry-experienced employees work with customers to design and execute an implementation plan based on their business processes. Our professional services organization is aligned with our targeted vertical markets in order to best support our customers' needs. We also provide our customers with education and training. Our training services include providing user documentation and training at our corporate offices in St. Paul, Minnesota and in each of our regional offices, and web-based training and computer-based training that our customers can access from their own offices.

        Customer Support and Maintenance.    We provide our customers with product updates, new releases, new versions and corrections as part of our support fees. We offer help desk support through our global support center, which provides technical and product error reporting and resolution support. Clients can access our global support center by various methods, including the ability to manage their support issues on-line by enabling electronic submission of support issues to our global support center, with all communication regarding the support issue being managed electronically. We enable customers to monitor the progress of their requests for assistance, and offer a wide variety of up-to-date Lawson-specific product knowledge, including release planning, application descriptions, publications and training course dates, with intuitive search capabilities on our company-wide intranet, a portion of which is accessible by our partners and customers.

Technology and Product Architecture

        Our product architecture is designed to support today's rapidly changing technology standards by providing the following attributes:

  •
  Layered Architecture.  Allows us to adopt new technologies more readily by modifying individual components of our solutions, as well as to develop industry-specific solutions, without having to redesign other components of our product architecture.

  •
  Web-Based and XML-Accessible.  Facilitates open, scalable and secure electronic communication and collaboration among customers, suppliers, partners and employees.

  •
  Flexible.  Allows customers to deploy a pre-configured solution or customize our product offerings to conform to their business processes.

  •
  Open.  Allows our customers to operate on a number of operating systems (such as Unix, NT and AS/400), database systems (such as DB2, Informix, Microsoft SQL Server, Oracle and Sybase) and hardware platforms (such as Hewlett Packard, IBM, Sun Microsystems and Windows/Intel).

  •
  Device-Independent.  Allows customers to access our applications through various end-user devices, including personal computers, wireless devices and personal digital assistants.

        Our products are built upon proprietary, as well as industry-standard components. Over time, as industry standards evolve, we will be required to re-design our products to incorporate new industry standards.

        Our technology architecture is composed of the following:

  •
  Web Services.  The Web Services component includes Lawson Portal and Internet Object Services, which are key components for deploying Lawson applications via the Internet. Our Portal provides a single point of navigation through which users can access information from disparate sources, including Lawson core business applications, third-party applications, internet sites and other miscellaneous data sources. Furthermore, businesses can customize our pre-configured user interfaces by using extensions to tailor solutions to meet their specific requirements. Internet Object Services provides the connection between Lawson and the Internet, and manages the communication between Lawson's browser-based interfaces and Lawson applications and databases. Internet Object Services delivers user requests to our applications and responds with results to users.

  •
  Application Server.  Our application server components include the business logic applications, active object repository, database layer and environment. Our proprietary business logic applications contain the server-based logic components of our software solutions. The active object repository is a proprietary library of objects that contain data attributes that define the interrelationship between the application logic and the data. For example, the active object repository would contain the attributes about an employee record in the human resources application. The employee attributes are loaded into memory for use as the human resources application runs, thereby enhancing speed, accuracy and efficiency. In addition, the active object repository enables any authorized user to look through and around transaction data by using our Drill Around feature, based on the user's needs and analysis criteria. Drill Around is not dependent on a pre-defined path, but rather is driven by the unique transaction and the attributes that the user is investigating, regardless of the application. The database layer maximizes data management performance, and exists independently from all other components, allowing our customers flexibility in configuring their system. Our environment maximizes the database system's performance, reliability and availability while providing secured access across our solutions. The environment enables the proprietary software in the business logic applications to function in multiple operating system platforms.

Trademarks

        Drill Around®, Lawson®, Self-Evident Applications® and SEA® are registered trademarks of ours. We also have applied for registration of our Lawson and Design™, lawson.insight™ and LawsonTone™ trademarks. Other trademarks and trade names appearing in this document are the property of their respective holders.

Sales and Marketing

        We market and sell our software and services solutions through a combination of a direct sales force, channel partners and resellers.

        Our direct sales force and services organization is aligned with our strategy to provide industry-tailored solutions, and focuses on the unique business processes for each of our targeted services industries. Within each services industry, we have a sales team dedicated to prospective customers, and another team dedicated to sales to existing customers. We also have regional sales teams that focus on specific geographic territories. Our domestic sales offices are located in Atlanta, Boston, Chicago, Columbus, Dallas, Denver, Los Angeles, Minneapolis, New York, Philadelphia, San Francisco, Seattle and Washington, D.C. We also have international sales offices in Canada, France, the Netherlands and the United Kingdom and sell our solutions through affiliates in other international locations.

        In addition to our direct sales teams, we enter into strategic alliances with systems integrators and resellers to benefit from our partners' resources, expertise and customer base. Through our alliances, we believe we are able to expand our market presence through increased awareness of our enterprise software solutions within their organizations and customer base and through their personnel who are trained to implement our software solutions. Our channel partners and resellers market and promote our software products and typically provide implementation services to their end users. Channel partners generate sales leads, make initial customer contacts and assess needs prior to our introduction. In addition, some of our channel partners engage in customer support and localization of our products. We also engage in joint marketing programs, presentation of seminars, attendance at trade shows and the hosting of conferences with many of our business partners.

        We also use application service providers to distribute our products. ASPs allow us to reach small-to medium-sized businesses that prefer a hosted solution. Our software's architecture is easily distributed over the Internet and is highly scalable to serve many customers and supports multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

Research and Development

        Since inception, we have made substantial investments in research and software product development. We believe that timely development of new software products, enhancements to existing software products and the acquisition of rights to sell or incorporate complementary technologies and products into our software product offerings are essential to maintain our competitive position in the market. The enterprise software market is characterized by rapid technological change, frequent introductions of new products, changes in customer demands and rapidly evolving industry standards.

        Our total research and development expenses were $66.9 million, $52.6 million and $44.8 million in fiscal 2002, 2001 and 2000, respectively. As of June 30, 2002, our research and development organization consisted of 434 employees.

Competition

        The markets for our products and services are intensely competitive and we expect substantial additional competition from established and emerging software companies. We believe that the principal competitive factors affecting our market include:

  •
  product features, functionality, performance and price;

  •
  knowledge of a customer's industry;

  •
  ease of integration and speed of implementation;

  •
  level of customer service;

  •
  sales and marketing efforts;

  •
  new product and technology introductions; and

  •
  company resources and reputation.

        We believe we have competitive advantages over a number of our competitors. Some of these advantages include the breadth and completeness of our software solutions, our focus on each of our targeted industries, the depth of our product functionality for each of our targeted industries, the openness and flexibility of our software's architecture, the industry knowledge and expertise of the members of our sales, marketing and services organizations and our long operating and product development history.

        Many of our competitors may have an advantage over us due to their larger customer bases, greater name recognition, operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include, for example, well-established companies such as Oracle Corporation, PeopleSoft Inc. and SAP AG. We also compete with numerous other software companies including Internet software vendors, single-industry software vendors and those companies that offer a specific solution that directly competes with a portion of our comprehensive product offering.

Intellectual Property and Product Liability

        We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, when we license our products to customers, we provide source code for most of our products. We also permit customers to possibly obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

        Software companies have increasingly applied for, and relied on, the protection of patents. To date, we have filed one patent application. This application may not result in an issued patent and, even if issued there is no assurance that the patent will provide us with any competitive advantage.

        We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks or other Lawson proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

        Our license agreements with our customers contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions. The license and support of our software for use in mission critical applications creates the risk of a claim being successfully pursued against us. Damages or injunctive relief resulting under such a successful claim could seriously harm our business.

Employees

        As of June 30, 2002, we had 1,944 employees, including 478 in sales and marketing, 434 in research and development, 805 in professional services and customer support and 227 in administration. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union, and we believe our relations with our employees are good.

        Our executive officers are:

Name	Age	Position
H. Richard Lawson	58	Chairman
John J. Coughlan	43	President, Chief Executive Officer, Director
Robert G. Barbieri	47	Executive Vice President, Chief Financial Officer
James F. DeSocio	47	Executive Vice President
Dean J. Hager	35	Executive Vice President
Eric C. Morgan	42	Executive Vice President
Bruce B. McPheeters	47	General Counsel, Secretary and Senior-Vice President of Administration

        H. Richard Lawson is one of our founders and has been one of our directors and an executive officer since our inception in 1975. Mr. Lawson has served as the chairman of our board of directors since February 2001. From March 2000 until February 2001, Mr. Lawson was our chief executive officer. Prior to that time, Mr. Lawson served as our president and chief operating officer from October 1998 until March 2000 and our chairman from June 1996 until October 1998.

        John J. Coughlan has served as our chief executive officer since February 2001, our president since March 2000, and one of our directors since April 2000. From March 2000 until February 2001, Mr. Coughlan also served as our chief operating officer. From 1987 until March 2000, Mr. Coughlan worked for us in various capacities, including as executive vice president of the healthcare business unit and most recently as executive vice president of field operations and marketing. In 1998, Mr. Coughlan was convicted of criminal vehicular homicide in connection with a one-car traffic accident that resulted in the death of his father. Mr. Coughlan's conviction was reduced to a misdemeanor after the court received testimony from his probation officer, community members and family members regarding his personal character and community service, including his activities on behalf of Mothers Against Drunk Driving. Our board of directors is fully informed of the facts and circumstances surrounding this event and has expressed its full confidence in Mr. Coughlan's integrity and ability as an officer and director of our company.

        Robert G. Barbieri has served as our executive vice president and chief financial officer since August 2000. From January 1997 until August 2000, Mr. Barbieri was employed by Apogee Enterprises, Inc., a publicly traded glass, coatings and service technologies company, serving most recently as vice president and chief financial officer. From 1984 until joining Apogee, Mr. Barbieri was employed by Air Products and Chemicals, Inc., a global gases and chemicals company, where he held several senior financial management positions, serving most recently as controller for the general industries division of the gases group. Mr. Barbieri is a certified management accountant.

        James F. DeSocio has served as an executive vice president since March 2000, and since June 2002 has been responsible for the retail industry market. Mr. DeSocio has worked in various capacities since joining us in September 1991 as an account executive. Mr. DeSocio served as our executive vice president, worldwide field operations from February 2001 until May 2002, our executive vice president, field operations from March 2000 until February 2001, our vice president/ general manager, professional services from June 1999 until March 2000, our vice president of eastern area field operations from June 1996 until May 1999, and our New York regional sales manager from March 1993 until May 1996. From October 1986 until September 1991, Mr. DeSocio was employed by Software Plus, Inc. a developer of human resources information systems, serving most recently as senior marketing representative for HRIS software and services. From 1982 until 1986, Mr. DeSocio was employed by Automatic Business Centers, an application service provider of financial, payroll and tax services, serving most recently as New York/ New Jersey sales manager.

        Dean J. Hager has served as an executive vice president since June 2000, and since June 2002 has been responsible for the professional services industry market. Mr. Hager has worked in various capacities since joining us in May 1998. Mr. Hager served as our executive vice president, global products division From February 2001 until May 2002, our executive vice president, worldwide marketing from June 2000 to February 2001, our vice president, e-business marketing from June 1999 until June 2000, and our director of marketing for our former AS/400 business unit from May 1998 until June 1999. From March 1989 to May 1998, Mr. Hager was employed by IBM, where he held several senior management positions, serving most recently as senior program manager with its server products division.

        Eric C. Morgan has served as an executive vice president since February 2001, and since June 2002 has been responsible for the healthcare services industry market. Mr. Morgan has worked in various capacities since joining us in 1991 as an account executive. Mr. Morgan served as our executive vice president, strategic market development from February 2001 until May 2002, vice president and general manager, healthcare, from September 1999 until February 2001, and our vice president of sales, healthcare, from March 1999 until September 1999. From 1988 to 1991, Mr. Morgan was employed by Global Turnkey Systems, an enterprise resource planning vendor for small- to medium-sized companies, serving in a variety of sales positions. From 1983 to 1988, Mr. Morgan was an account executive for NCR, a diversified hardware and software provider.

        Bruce B. McPheeters has served as our senior vice president of administration since June 2002, our general counsel since April 2000, our corporate secretary since October 1999, and our vice president of administration from April 2000 until May 2002. Mr. McPheeters joined us as corporate counsel in September 1999. From 1981 until September 1999, Mr. McPheeters was a business lawyer in private practice, focusing primarily in the areas of intellectual property, securities, and mergers and acquisitions of privately and publicly held companies. From December 1995 until September 1999, he was employed by the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A.

Item 2. Properties

        Our corporate headquarters and executive offices are in St. Paul, Minnesota, where we lease approximately 300,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 250,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, we lease approximately 46,000 square feet of office space in countries outside the United States, used primarily as sales and services offices. Expiration dates of leases on these offices range from 2002 to October 2011. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

Pending Employment Litigation

        We are a defendant in a lawsuit, Felice Cambridge v. Lawson Software, Inc. et. al., filed on December 26, 2001, in the United States District Court for the Northern District of Texas. The lawsuit primarily alleges violations of the Americans with Disabilities Act of 1990 and related claims with respect to one former employee. We believe these claims are without merit and we will vigorously defend against these claims.

Other Matters

        From time to time, we become involved in litigation arising out of operations in the normal course of business. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or the above mentioned legal matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the year ended May 31, 2002.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing prices by quarter as reported by Nasdaq since our initial public offering in December 2001.

Fiscal 2002:	High	Low
Third Quarter	$17.80	$9.74
Fourth Quarter	$13.00	$4.06

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business. Our credit agreement with US Bank prohibits cash dividends without the bank's consent.

        As of August 21, 2002, the approximate number of stockholders of record was 124.

        Between March 1, 2002 and May 31, 2002, we sold 2,521,860 shares of common stock to various employees pursuant to the exercise of outstanding stock options for an aggregate consideration of $2,876,751 in reliance upon Rule 701 of the Securities Act of 1933, as amended ("Securities Act"). Between March 1, 2002 and May 31, 2002 we granted options to purchase an aggregate of 15,000 shares of common stock to one person in an exempt transaction under Section 4(2) under the Securities Act.

Item 6. Selected Consolidated Financial Data

	Year Ended May 31,
	2002	2001	2000	1999	1998
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$150,243	$152,291	$121,421	$98,141	$93,955
Services(1)	278,093	242,033	198,709	172,716	107,052

Total Revenues(1)	428,336	394,324	320,130	270,857	201,007
Cost of revenues:
Cost of license fees	30,864	23,580	16,228	11,941	11,574
Cost of services(1)(2)	153,790	130,894	109,098	85,949	53,430

Total cost of revenues(1)(2)	184,654	154,474	125,326	97,890	65,004
Gross profit	243,682	239,850	194,804	172,967	136,003
Operating expenses:
Research and development(3)	66,897	52,600	44,780	37,819	28,849
Sales and marketing(4)	124,630	116,667	119,203	88,986	76,555
General and administrative(5)	32,083	39,105	31,215	32,425	19,386
Other general expenses(6)	655	7,308	4,500	—	—
Restructuring charge(7)	3,258	—	—	—	—
Amortization of acquired intangibles	622	—	—	—	—

Total operating expenses(8)	228,145	215,680	199,698	159,230	124,790

Operating income (loss)	15,537	24,170	(4,894)	13,737	11,213
Other income, net	748	949	892	1,332	132

Income (loss) before income taxes and extraordinary item	16,285	25,119	(4,002)	15,069	11,345
Provision (benefit) for income taxes	6,514	10,550	(653)	6,333	5,105

Income (loss) before extraordinary item	9,771	14,569	(3,349)	8,736	6,240
Extraordinary item, net(9)	(1,393)	—	—	—	—

Net income (loss)	8,378	14,569	(3,349)	8,736	6,240
Accretion on and conversion of preferred stock(10)	(30,098)	(52)	—	—	—

Net income (loss) applicable to common stockholders	$(21,720)	$14,517	$(3,349)	$8,736	$6,240

Net income (loss) per share:
Net income (loss) applicable to common stockholders before extraordinary item	$(0.25)	$0.21	$(0.05)	$0.12	$0.09
Extraordinary item (basic and diluted)	(0.02)	—	—	—	—

Basic	$(0.27)	$0.21	$(0.05)	$0.12	$0.09

Diluted	$(0.27)	$0.17	$(0.05)	$0.11	$0.08

Shares used in computing net (loss) income per share:
Basic	79,630	69,907	70,689	70,361	69,327

Diluted	79,630	84,367	70,689	80,920	78,508

(1)
We adopted the Emerging Issues Task Force "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred" (EITF 01-14) in the fourth quarter of fiscal 2002. Adoption of the EITF resulted in an increase in both revenues and cost of revenues in the amount of $13,379, $10,392, $7,223, $6,395, and $4,468 for the years ended May 31, 2002, 2001, 2000, 1999 and 1998, respectively. All periods presented have been reclassified to reflect this on a consistent basis.

(2)
Includes non-cash stock-based compensation of $428 and $114 in the years ended May 31, 2002 and 2001, respectively.

(3)
Includes non-cash stock-based compensation of $1,623 and $510 in the years ended May 31, 2002 and 2001, respectively.

(4)
Includes non-cash stock-based compensation of $2,335 and $911 in the years ended May 31, 2002 and 2001, respectively.

(5)
Includes non-cash stock-based compensation of $4,168, $2,061 and $72 in the years ended May 31, 2002, 2001 and 2000, respectively; lease abandonment expense (benefit) of $215, $1,765, $(516) and $4,350, in the years ended May 31, 2002, 2001, 2000 and 1999, respectively; and compensation associated with a repurchase of stock options from current employees of $5,130 in the year ended May 31, 2001.

(6)
Includes business process improvement initiatives of $655 and $4,929 in the years ended May 31, 2002 and 2001, respectively; expense associated with a warrant issued to a strategic partner of $1,800 in the year ended May 31, 2000; and expense associated with the repurchase of stock options held by former employees of $2,379 and $2,700 for the years ended May 31, 2001 and 2000, respectively.

(7)
Includes a restructuring charge of $3,258 for severance and related benefits and lease termination costs.

(8)
Includes restructuring charge, non-cash stock-based compensation, lease abandonment expense, business process improvement initiative expenses, warrant issued to a strategic partner and expenses associated with repurchases of options in the aggregate of $12,682, $17,799, $4,056 and $4,350, in the years ended May 31, 2002, 2001, 2000 and 1999, respectively.

(9)
We used $10,240 of proceeds from our initial public offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded an extraordinary charge in the third quarter of fiscal 2002 for the total amount of the unamortized debt issuance costs and the discount on the notes of $1,393, net of income tax benefit of $928.

(10)
As a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $29,998 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002. We also recognized accretion on the preferred stock of $100 and $52 in the years ended May 31, 2002 and 2001, respectively.

	May 31,
	2002	2001	2000	1999	1998
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$229,867	$77,608	$45,862	$41,398	$29,713
Working capital	204,100	39,422	6,048	9,233	5,411
Total assets	436,468	236,103	179,630	145,560	104,276
Mandatorily redeemable common stock warrants	—	2,560	—	—	—
Senior subordinated convertible notes	—	8,031	—	—	—
Other long-term debt, net of current portion	904	1,010	15,573	1,819	1,021
Series A convertible preferred stock	—	29,750	—	—	—
Mandatorily redeemable common stock	374	56,145	164,213	158,850	130,714
Stockholders' equity (deficit)	285,484	(24,869)	(138,875)	(131,682)	(113,436)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read with our consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this statement.

Forward-Looking Statements

        In addition to historical information, this Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—"Factors That May Affect Our Future Results or the Market Price of Our Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

Overview

        We are a provider of enterprise software solutions for specific services industries. We derive revenues from licensing software solutions and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are separately priced and generally are available from a number of suppliers and are not essential to the functionality of our software products. Accordingly, revenues from these services are generally recorded separately from the license fee. Additionally, we generate a portion of our revenues from reselling our software solutions through third-party vendors.

Critical Accounting Policies And Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Consolidated Financial Statements contained herein describes our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

        We believe the critical accounting polices listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in

Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Software arrangements which include fixed-fee service components are recognized using contract accounting. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users and resellers are generally recognized using the residual method when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. We do not generally offer rights of return, acceptance clauses or price protection to our customers. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we do not have vendor-specific objective evidence of fair value of undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

  •
  Services—Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for customer support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement; fair value is based on the renewal rate for continued support arrangements.

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

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangibles and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with the new accounting standard SFAS 142, "Goodwill and Other Intangible Assets", we will test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Classification of expenses

        Cost of license fees includes royalties to third parties and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of sales of third-party products in our revenue mix.

        Cost of services includes the personnel and related overhead costs for providing consulting, training, implementation and support services to customers, as well as fees and royalties paid to third parties for subcontracted professional services and support. The cost of services is higher when such services are provided by third-party vendors. As a result, gross margins vary depending on the proportion of services provided by third parties in our revenue mix.

        Our operating expenses include research and development, sales and marketing and general and administrative expenses. Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and related overhead costs, as well as travel, trade show activities and advertising costs. General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting fees, consulting fees and bad debt expense.

        In anticipation of our initial public offering, we incurred certain one-time expenses. These expenses include fees paid to an independent consulting firm to assist our organization in improving business processes and corporate infrastructure. We incurred expenses related to this initiative of $0.7 million during fiscal 2002 and $4.9 million during fiscal 2001.

        We also have recorded deferred compensation for the difference between the exercise price and the deemed fair value of our common stock for certain employee stock option grants that were granted below the estimated fair value of our common stock. We have recorded total deferred compensation of $20.3 million related to such option grants for fiscal 2002, 2001, and 2000 which is amortized over the period of service. Compensation expense of $8.3 million, $3.6 million, and $0.1 million was recorded in the years ended May 31, 2002, 2001 and 2000, respectively, related to grants below the estimated fair value of our common stock.

        Other income, net includes interest and dividend income earned on cash, cash equivalents and investments, net of interest expense.

Initial Public Offering and Other Equity Transactions

        We closed our initial public offering on December 12, 2001, at which time we issued 13,675,000 shares of common stock from the primary offering, 10,316,319 shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1,661,153 shares of common stock as part of the over-allotment option exercise and 438,847 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. After giving effect to the issuance of these shares on December 12, 2001, we had 93,316,268 outstanding shares of common stock and 106,825,000 shares on a fully diluted basis using the treasury method. We received proceeds, net of commissions and expenses, of $197.3 million in the initial public offering including exercise of the over-allotment option in full. Proceeds from the initial public offering are invested in interest-bearing, investment grade securities. We used $10.2 million of the proceeds from the offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded an extraordinary charge in the third quarter for the total amount of the unamortized debt issuance costs and the discount on the notes of $1.4 million, net of income tax benefit of $0.9 million. Additionally, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002. We also recognized accretion on the preferred stock of $0.1 million for the year ended May 31, 2002. These charges adversely impacted basic and diluted earnings per share by $0.38. However, these charges had no impact on net income.

Acquisitions

        The following acquisitions were accounted for by the purchase method of accounting, and, accordingly, the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates. All of the acquisitions were cash transactions. The assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition.

Keyola

        On April 17, 2002, we acquired all of the outstanding capital stock of Keyola Corporation for $5.0 million. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations. Additional cash payments ranging from zero to $3.0 million are contingent upon the future performance of Keyola and will be recorded as additional goodwill if earned.

Account4, Inc.

        On July 11, 2001, we completed the acquisition of Account4, Inc. Account4 provided web-based professional services automation software that enables service organizations to more efficiently manage their businesses and workforce. As a result of the acquisition, we expanded our software solution for service organizations to include automated functions such as forecasting and planning, scheduling and assignments, skills and resource management, time and expense reporting, project management and invoicing. The acquisition of Account4 was intended to enhance our strategies of focusing on targeted vertical markets and providing additional value-added products and services to customers. In this transaction, we acquired all the outstanding securities of Account4 in exchange for $27.5 million, including the repayment of assumed debt.

Armature

        Subsequent to the year ended May 31, 2002, on June 28, 2002, we acquired certain assets of Armature Holdings Ltd. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers. The assets acquired included all software applications, related trademarks and technologies. The purchase price for this transaction was 5.0 million pounds sterling ($7.6 million) in cash.

Results of Operations

        The following table sets forth certain line items in our consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Year Ended May 31,
	2002	2001	2000
Revenues:
License fees	35.1%	38.6%	37.9%
Services	64.9	61.4	62.1

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	7.2	6.0	5.1
Cost of services	35.9	33.2	34.1

Total cost of revenues	43.1	39.2	39.2
Gross profit	56.9	60.8	60.8
Operating expenses:
Research and development	15.6	13.3	14.0
Sales and marketing	29.1	29.6	37.2
General and administrative	7.5	9.9	9.8
Other general expenses	0.2	1.9	1.4
Restructuring charge	0.8	—	—
Amortization of acquired intangibles	0.1	—	—

Total operating expenses	53.3	54.7	62.4

Operating income (loss)	3.6	6.1	(1.6)
Other income, net	0.2	0.3	0.3

Income (loss) before income taxes and extraordinary item	3.8	6.4	(1.3)
Provision (benefit) for income taxes	1.5	2.7	(0.2)

Income (loss) before extraordinary item	2.3	3.7	(1.1)
Extraordinary item, net of tax benefit	0.3	—	—

Net income (loss)	2.0%	3.7%	(1.1)%

Fiscal Year Ended May 31, 2002 Compared To Fiscal Year Ended May 31, 2001

Revenues

        Total Revenues.    Total revenues increased to $428.3 million in fiscal 2002 from $394.3 million in fiscal 2001, or 8.6%. The increase was attributable to a $36.1 million increase in services revenues.

        License Fees.    Revenues from license fees decreased to $150.2 million in fiscal 2002 from $152.3 million in fiscal 2001, or 1.3%. The decrease is primarily due to a decline in the average sales price per customer, particularly during the fourth quarter of fiscal 2002, reflecting an increase in customer purchases of individual products, rather than multi-product suites or systems, which was partially offset by an increase in the volume of license transactions. Revenues from license fees as a percentage of total revenues for fiscal 2002 and 2001 were 35.1% and 38.6%, respectively. The decrease as a percentage of revenues was primarily a result of the increase in revenues from services as a percentage of total revenues.

        Services.    Revenues from services increased to $278.1 million for fiscal 2002 from $242.0 million for fiscal 2001, or 14.9%. The increase was primarily due to greater demand for consulting services and maintenance revenues from our expanding customer base. Services revenues as a percentage of total revenues for fiscal 2002 and 2001 were 64.9% and 61.4%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees increased to $30.9 million for fiscal 2002 from $23.6 million for fiscal 2001, or 30.9%. Cost of license fees included amortization expense of acquired intangibles related to the purchases of Account4 and Keyola of $0.9 million for fiscal 2002. Cost of license fees as a percentage of total revenues for fiscal 2002 and 2001 were 7.2% and 6.0%, respectively. Gross margin on revenue from license fees was 79.5% and 84.5% for fiscal 2002 and 2001, respectively. The increase in cost of license fees as a percentage of total revenues and the decrease in gross margin on license fees was due primarily to the increased proportion of sales of third-party products in our revenue mix.

        Cost of Services.    Cost of services increased to $153.8 million for fiscal 2002 from $130.9 million for fiscal 2001, or 17.5%. The increase in expenses was primarily due to higher compensation expenses, and other related costs from additional headcount, and increased third party consulting expenses. Cost of services included non-cash charges for stock-based compensation of $0.4 million and $0.1 million for fiscal 2002 and 2001, respectively. Cost of services as a percentage of total revenues for fiscal 2002 and 2001 were 35.9% and 33.2%, respectively. Gross margin on services revenues was 44.7% and 45.9% for fiscal 2002 and 2001, respectively. The increase in cost of services as a percentage of total revenues and the decrease in gross margin on services was primarily due to increased headcount and increased use of third-party consultants.

Operating Expenses

        Research and Development.    Research and development expenses increased to $66.9 million for fiscal 2002 from $52.6 million for fiscal 2001, or 27.2%. Research and development expenses included non-cash charges for stock-based compensation of $1.6 million and $0.5 million for fiscal 2002 and 2001, respectively. Research and development expenses as a percentage of total revenues for fiscal 2002 and 2001 were 15.6% and 13.3%, respectively. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount, increased amounts paid to third parties for language translation services, and increased lease expense for additional computer equipment.

        Sales and Marketing.    Sales and marketing expenses increased to $124.6 million for fiscal 2002 from $116.7 million for fiscal 2001, or 6.8%. The increase in expenses was primarily due to higher compensation expenses and other related costs from additional headcount and increased expenses related to expanded branding efforts subsequent to our initial public offering. Sales and marketing expenses also included non-cash charges for stock-based compensation of $2.3 million and $0.9 million for fiscal 2002 and 2001, respectively. Sales and marketing expenses as a percentage of total revenues for fiscal 2002 and 2001 were 29.1% and 29.6%, respectively.

        General and Administrative.    General and administrative expenses decreased to $32.1 million for fiscal 2002 from $39.1 million for fiscal 2001, or 18.0%. General and administrative expenses included non-cash charges for stock-based compensation of $4.2 million and $2.1 million for fiscal 2002 and 2001, respectively and compensation associated with a repurchase of stock options from current employees of $5.1 million for fiscal 2001. Additionally, general and administrative expenses included a lease abandonment expense of $0.2 million and $1.8 million for fiscal 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues for fiscal 2002 and 2001 were 7.5% and 9.9%, respectively.

        Restructuring Charge.    In the fourth quarter of fiscal 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million. The plan included the termination and payment of severance-related benefits for 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. All terminations and associated payments are expected to be completed during the first quarter of fiscal 2003. The charge also included expenses related to closing a leased office facility. The remaining facility closure expenses are expected to be paid through 2005.

        Other General Expenses.    Other general expenses in fiscal 2002 consisted of $0.7 million of business process improvement initiatives. Fiscal 2001 consisted of $4.9 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering and $2.4 million in expenses related to the repurchase of options held by a former executive of the Company.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles for fiscal 2002 consisted of $0.6 million in amortization expense related to the purchase of Account4 in July 2001 and Keyola in April 2002.

Other Income, net

        Other income, net was $0.7 million for fiscal 2002 compared with $0.9 million for fiscal 2001. Other income, net as a percentage of total revenues for fiscal 2002 and 2001 was 0.2% and 0.3%, respectively. We earned interest income of $2.8 million and $2.5 million for fiscal 2002 and 2001, respectively. This was offset by interest expense of $2.0 million and $1.5 million for fiscal 2002 and fiscal 2001, respectively. The increase in interest income was primarily due to the interest earned on proceeds from our initial public offering. The increase in interest expense was due to interest on Senior Subordinated Convertible Notes and accretion of stock warrants, which were outstanding for two quarters of fiscal 2002 and only one quarter in fiscal 2001. Subsequent to our initial public offering, in the third fiscal quarter of 2002, we repaid the notes.

Provision for Income Taxes

        We recognized an income tax provision of $6.5 million for fiscal 2002 compared to $10.6 million for fiscal 2001. Our income tax provision is comprised primarily of federal and state taxes. Our effective rate was 40.0% and 42.0% for fiscal 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses and an increase in tax-exempt interest income.

Extraordinary Item

        We used $10.2 million in proceeds from our initial public offering to repay Senior Subordinated Convertible Notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded an extraordinary charge in the third quarter of fiscal 2002 for the total amount of the unamortized debt issuance costs and the discount on the notes of $1.4 million, net of the tax benefit of $0.9 million for fiscal 2002.

Accretion and Conversion of Preferred Shares

        As part of our initial public offering on December 12, 2001, we converted all of the outstanding shares of Series A Preferred Stock and issued 10,316,000 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock. The charge had no impact on net income. See Note 8 in the Notes to Consolidated Financial Statements.

Fiscal Year Ended May 31, 2001 Compared To Fiscal Year Ended May 31, 2000

Revenues

        Total Revenues.    Total revenues increased to $394.3 million in fiscal 2001 from $320.1 million in fiscal 2000, or 23.2%. This increase was primarily a result of greater demand for our software products and continued penetration in our targeted services industries. In addition, services revenues increased primarily due to professional services and maintenance revenues associated with our growing customer base.

        License Fees.    Revenues from license fees increased to $152.3 million in fiscal 2001 from $121.4 million in fiscal 2000, or 25.4%. Revenues from license fees as a percentage of total revenues for fiscal 2001 and fiscal 2000 were 38.6% and 37.9%, respectively. These increases were primarily attributable to a greater volume of license transactions and an increase in average sales price per customer. In addition, we gained a major customer, which represented $12.8 million in revenues from license fees for fiscal 2001.

        Services.    Revenues from services increased to $242.0 million in fiscal 2001 from $198.7 million in fiscal 2000, or 21.8%. Services revenues as a percentage of total revenues for fiscal 2001 and fiscal 2000 were 61.4% and 62.1%, respectively. The decrease as a percentage of revenues in fiscal 2001 was primarily a result of the proportionately greater increase in license fees.

Cost of Revenues

        Cost of License Fees.    Cost of license fees increased to $23.6 million in fiscal 2001 from $16.2 million in fiscal 2000, or 45.3%. Gross margin on revenues from license fees was 84.5% and 86.6% for fiscal 2001 and fiscal 2000, respectively. The decrease in gross margin was primarily attributable to the larger proportion of sales of third-party products in our revenue mix and increases in third-party software costs.

        Cost of Services.    Cost of services increased to $130.9 million in fiscal 2001 from $109.1 million in fiscal 2000, or 20.0%. Cost of services included non-cash charges for stock-based compensation of $0.1 million for fiscal 2001. Gross margin on services revenues was 45.9% and 45.1% for fiscal 2001 and fiscal 2000, respectively.

Operating Expenses

        Research and Development.    Research and development expenses increased to $52.6 million in fiscal 2001 from $44.8 million in fiscal 2000, or 17.5%. The increase in expenses was primarily due to higher compensation expenses resulting from additional headcount and salary increases to attract and retain skilled technology professionals. Research and development expenses included charges for non-cash stock-based compensation of $0.5 million for fiscal 2001. Research and development expenses as a percentage of total revenues for fiscal 2001 and fiscal 2000 were 13.3% and 14.0%, respectively.

        Sales and Marketing.    Sales and marketing expenses decreased to $116.7 million in fiscal 2001 from $119.2 million in fiscal 2000, or 2.1%. The decrease was primarily due to a reduction in sales and marketing headcount and related compensation expenses as a result of turnover early in fiscal 2001. Sales and marketing expenses included charges for non-cash stock-based compensation of $0.9 million for fiscal 2001. Sales and marketing expenses as a percentage of total revenues for fiscal 2001 and fiscal 2000 were 29.6% and 37.2%, respectively. The decrease as a percentage of revenues is a result of the decrease in expenses and the growth in revenues.

        General and Administrative.    General and administrative expenses increased to $39.1 million in fiscal 2001 from $31.2 million in fiscal 2000, or 25.3%. The increase was primarily due to $5.1 million associated with a repurchase of stock options from current employees and an additional lease abandonment charge of $1.8 million in response to conditions in the real estate market and the loss of two subtenants. General and administrative expenses included charges for non-cash stock-based compensation of $2.1 million and $72,000 for fiscal 2001 and 2000, respectively. General and administrative expenses as a percentage of total revenues for fiscal 2001 and fiscal 2000 were 9.9% and 9.8% respectively.

        Other General Expenses.    Other general expenses for fiscal 2001 consisted of $4.9 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering. Other general expenses for fiscal 2000 consisted of $1.8 million related to the issuance of warrants under a former strategic marketing arrangement. Fiscal 2001 and 2000 also includes $2.4 million and $2.7 million respectively, associated with a repurchase of stock options held by former employees.

Other Income, Net

        Other income, net was $0.9 million for fiscal 2001 and fiscal 2000. Other income, net, as a percentage of total revenues for fiscal 2001 and fiscal 2000 was 0.2% and 0.3%, respectively. We earned interest income of $2.5 million and $1.9 million in fiscal 2001 and 2000, respectively. This was offset by interest expense of $1.6 million and $1.0 million in fiscal 2001 and 2000, respectively, incurred in connection with borrowings under our debt arrangements.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $10.6 million in fiscal 2001 compared to an income tax benefit in fiscal 2000 of $0.7 million. Our income tax provision was comprised primarily of federal and state taxes. Our effective tax rate for fiscal 2001 was 42.0%. We recognized an income tax benefit for fiscal 2000 as a result of our operating loss.

Liquidity and Capital Resources

        We completed our initial public offering on December 12, 2001 and received proceeds, net of commissions and offering expenses of $197.3 million. We used $10.2 million of proceeds from the offering to repay senior subordinated convertible notes. We expect to use the remainder of the proceeds from the sale of shares by us in the initial public offering for general corporate purposes including, for example, increased marketing and research and development expenditures, capital expenditures and possible acquisitions.

        As of May 31, 2002, we had approximately $73.1 million in cash and cash equivalents, $156.7 million in current and long-term marketable securities and approximately $204.1 million in working capital.

        Net cash provided by operating activities was approximately $6.0 million, $33.4 million, and $11.6 million in fiscal 2002, 2001, and 2000, respectively. The decrease in cash from operating activities in fiscal 2002 is primarily due to a decrease in net income, deferred revenue, and income taxes payable, an increase in accounts receivable, partially offset by tax benefits from stockholder transactions, and non-cash charges related to stock based compensation.

        Net cash used in investing activities was $180.5 million, $24.8 million, and $23.7 million in fiscal 2002, 2001, and 2000, respectively. Cash used in investing activities in fiscal 2002 reflects the $31.6 million cash paid for the acquisitions of Account4 and Keyola, net purchases of $137.7 million of marketable securities and $11.1 million of property and equipment. We have generally funded capital expenditures through the use of cash generated through operations, debt, or stockholder transactions. We expect that capital expenditures will continue to increase in the future as we make additional investments in operations.

        Net cash provided by financing activities was $188.8 million, $4.4 million, and $16.6 million in fiscal 2002, 2001, and 2000, respectively. Net cash provided by financing activities in fiscal 2002 reflects the $197.3 million of net proceeds from our initial public offering. We used proceeds of $10.2 million from the offering to repay senior subordinated convertible notes. During fiscal 2002, we received $3.9 million for the exercise of stock options and paid $1.2 million for the repurchase of common stock related to the mandatory redemption requirement of certain shares under our ESOP plan.

        On September 4, 2001, we increased our revolving credit facility to $25.0 million and extended its term to September 30, 2003. As of May 31, 2002, we had $25.0 million available under our line of credit.

        We believe that cash flow from operations, together with the net proceeds from the initial public offering will be sufficient to meet our cash requirements for the foreseeable future.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations at May 31, 2002, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Total	1 Year or Less	1-3 Years	After 3 Years
Operating leases	$79.6	$12.6	$22.0	$45.0
Debt	2.1	1.2	.9	—

Total	$81.7	$13.8	$22.9	$45.0

Recent Accounting Pronouncements

        We adopted the Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138, during the first quarter of fiscal 2002. The new statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The adoption did not affect our financial position or results of operations.

        In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider. In accordance with the EITF, we began to account for such items as revenue and cost of revenue effective March 1, 2002. Adoption of the EITF resulted in an increase in both revenues and cost of revenues in the amount of $13.4 million, $10.4 million, and $7.2 million for the years ended May 31, 2002, 2001, and 2000, respectively. All amounts in prior periods have been reclassified to conform to the current period presentation. The adoption did not affect the our net income or loss in any period.

        In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption is not expected to have a material impact on our financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"(SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for us beginning June 1, 2002. All other provisions of this statement are effective for transactions beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows, but in accordance with the transition provisions will result in our fiscal 2002 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" ("SFAS No. 146"). The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.

Factors That May Affect Our Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K. The Company may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward looking statements. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-K.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the fourth quarter of fiscal 2002, our license revenue was lower than the prior year period because prospective customers began to delay or cancel their information technology projects. Demand for enterprise software and demand for our solutions are affected by general economic conditions and technology lifecycles. The current technology recession and decline in overall technology spending, terrorist activity and threats of hostilities in the Middle East and Asia may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. In May 2002, we took measures to reduce expenses because of the shortfall in revenue, and incurred a restructuring charge for severance related benefits and the closure of a leased office facility. Because of these market and economic conditions, we believe there will continue to be uncertainty in the level of demand for our products and services. We may need to make further expense reductions to address shortfalls in revenue caused by these conditions and we cannot assure you that those reductions will be available to offset revenue declines.

There are a large number of shares that may be sold in the market which may depress our stock price.

        A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, or directors. Sale of a significant portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Because our customers are concentrated in five targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on five targeted services industries, our financial results depend, in significant part, upon economic conditions in the healthcare, professional services, retail, public sector and financial services industries. An economic downturn, or adverse change in the regulatory environment or business prospects for one or more of these industries may decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfy the changing, specialized requirements of prospective customers in our target industries.

We may experience fluctuations in quarterly revenue that could adversely impact our stock price and our operating results.

        Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our contracting activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

  •
  a significant number of our prospective customers' decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

  •
  we have historically had a higher concentration of sales in the second half of our fiscal year due to the nature of our sales personnel compensation programs;

  •
  the size of license transactions can vary significantly;

  •
  customers may unexpectedly postpone or cancel orders due to changes in their strategic priorities, project objectives, budget or personnel;

  •
  customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

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

        Our prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers' orders.

A reduction in our contracting activity may result in reduced services revenues in future periods.

        Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may impact our consulting, training and maintenance service revenues in future periods

We may be required to delay revenue recognition into future periods which could adversely impact our operating results.

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

  •
  financial management software vendors;

  •
  merchandising software vendors; and

  •
  outsourced services providers.

        As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors have become more aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

Changes in the terms on which we license technologies from third-party vendors, could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

        We license complementary third-party software products that we incorporate into, or resell with, our own software products. For example, we have a strategic development, marketing and reseller relationship with Hyperion Solutions Corporation that allows us to incorporate its technology into our financial suite of products. This license and other technology licenses are subject to periodic renewal and may include minimum sales requirements. Specifically, the failure to meet such minimum sales requirements under the Hyperion contract would permit Hyperion to terminate our agreement. A failure to renew, or early termination of, this license or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

A deterioration in our relationship with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

        Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners, such as Siemens Medical Solutions Health Services Corporation. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements from time to time give rise to disputes regarding marketing strategy, exclusive territories and customer relationships which could negatively affect our business or result in costly litigation.

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

        As a software company, we have been required to migrate our products and services from mainframe to client-server to web-based environments. In addition, we have been required to adapt our products to emerging standards for operating systems, databases and other technologies. We will be unable to compete effectively if we are unable to:

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

  •
  diversion of development and services resources; and

  •
  legal actions by our customers.

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

Increases in services revenue as a percentage of total revenues could decrease overall margins and adversely affect our operating results.

        We realize lower margins on service revenue than on license revenue. We subcontract certain consulting services to systems integrators which generally causes such services to carry lower gross margins than services provided by our employees. Therefore, an increase in the percentage of services provided by systems integrators versus services provided by our employees could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. In addition, to date we have filed only one patent application but we intend to file additional patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for many of our products. We also permit customers to possibly obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

Business disruptions may interfere with our ability to conduct business.

        Business disruptions could affect our future operating results. Our operating results and financial condition could be adversely affected in the event of a major fire, earthquake, or other catastrophic event, such the recent terrorist attacks on the United States. Impaired access or significant damage to our data center at our headquarters in St. Paul, Minnesota due to such an event could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Financial outlook

        From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot assure that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us, our products and services, and the software industry when evaluating our prospective results of operations.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

        Currently, we have minimal monetary assets, liabilities and operating expenses that are denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency exchange rate risk, the application of SFAS No. 133, as amended by SFAS Nos. 137 and 138, could have a material impact on our operating results.

        We do not utilize any derivative security instruments. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2002, we consider the reported amounts of these investments to be reasonable approximations of their fair values. Through May 31, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

        The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

        None.

Part III

        The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We will file our definitive 2002 Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Report on Form 10-K

Item 10. Directors and Executive Officers of the Registrant.

        The information concerning our officers required by this item is included in Part I hereof under the heading "Employees". Information required under this item is contained in the section entitled "Election of Directors" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

        Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management.

        Information required under this item is contained in the section entitled "Security Ownership of Principal Stockholders and Management" in our 2002 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information required under this item is contained in the section entitled "Certain Transactions" in our 2002 Proxy Statement and is incorporated herein by reference.

Part IV

Item 14. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)
Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

1.
Financial Statements.    The following consolidated financial statements, and the related notes thereto, and the Report of Independent Accountants are filed as a part of this Annual Report on Form 10-K.

2.
Financial Statement Schedules.    Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes

3.
Exhibits.    The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(b)
Reports on Form 8-K

  No reports on Form 8-K were filed during the fourth quarter of fiscal 2002.

PART IV

        Index To Financial Statements And Financial Statement Schedules (Item 14-(a))

Index to Exhibits (Item 14(a))

Number		Description
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(1)	Bylaws of the Company.
4.1	(1)	Form of Certificate of Common Stock of the Company.
10.1	(1)	Amended and Restated 1996 Stock Incentive Plan.
10.2	(1)	2001 Stock Incentive Plan.
10.3	(1)	Employee Stock Ownership Plan (1999 Restatement), as amended to date.
10.4	(1)	2001 Employee Stock Purchase Plan.
10.5	(1)	Warrant Purchase Agreement, dated January 28, 2000, as amended, between the Company and Hewlett Packard Company.
10.6	(1)	Stock Purchase Warrant issued to Hewlett Packard Company.
10.7	(1)	Amendment No. 1 to Warrant Purchase Agreement, dated December 19, 2000, between the Company and Hewlett Packard Company.
10.8	(1)	Amendment No. 1 to Stock Purchase Warrant issued to Hewlett Packard Company.
10.9	(1)	Warrant Purchase Agreement, dated July 18, 2000, between the Company and CIS Holdings, Inc.
10.10	(1)	Warrant issued to CIS Holdings, Inc.
10.11	(1)	Employment Agreement, dated February 15, 2001, between the Company and Jay Coughlan.
10.12	(1)	Employment Agreement, dated February 15, 2001, between the Company and Robert Barbieri.
10.13	(1)	Director Indemnification Agreement, dated March 19, 2001, between the Company and David S. B. Lang.
10.14	(1)	Stock Purchase and Exchange Agreement, dated February 23, 2001, between the Company and the investors named therein.
10.15	(1)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.16	(1)	Stockholders' Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.17	(1)	Amendments to Employee Stock Ownership Plans.
10.18	(1)	[Reserved]
10.19	(1)	[Reserved]
10.20	(1)	[Reserved]
10.21	(1)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102.
10.22	(1)	Lease of real property located at 1300 Godward Street, Minneapolis, MN 55413.

10.23	(1)	Amended and Restated Credit Agreement, dated May 31, 2001, between the Company and U.S. Bank National Association.
10.24		[Reserved]
10.25	(1)(3)	Application Partner Agreement, dated December 31, 1996, between the Company and Arbor Software Corporation (n/k/a Hyperion Solutions Corporation), as amended to date.
21.1		Subsidiaries of Lawson Software, Inc.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney (included on signature page).
99.1		Certification of Chief Executive Officer pursuant to 18 U.S.C. Section 1350
99.2		Certification of Chief Financial Officer pursuant to 18 U.S.C. Section 1350

(1)
Incorporated by reference to a similarly numbered exhibit to the Company's Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

(2)
Confidential information is omitted from these exhibits and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 406 under the Securities Act of 1933, as amended.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)
Dated: August 26, 2002

POWER OF ATTORNEY

        KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints John J. Coughlan and Robert G. Barbieri, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

        Pursuant to the requirements of the Securities Act of 1934, this annual report on Form 10-K has been signed by the following persons in the capacities and on the dates indicated.

Signature	Title	Date

/s/ H. RICHARD LAWSON H. Richard Lawson	Chairman	August 26, 2002
/s/ JOHN J. COUGHLAN John J. Coughlan	President and Chief Executive Officer and Director (principal executive officer)	August 26, 2002
/s/ ROBERT G. BARBIERI Robert G. Barbieri	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	August 26, 2002
/s/ DAVID R. HUBERS David R. Hubers	Director	August 26, 2002

/s/ THOMAS G. HUDSON Thomas G. Hudson	Director	August 26, 2002
/s/ RICHARD D. KREYSAR Richard D. Kreysar	Director	August 26, 2002
/s/ DAVID S. B. LANG David S. B. Lang	Director	August 26, 2002
/s/ GEOFFREY A. MOORE Geoffrey A. Moore	Director	August 26, 2002

REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders of
Lawson Software, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2002 and 2001, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2002 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on June 1, 2001.

                      /s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 21, 2002, except as to Note 22, which is as of June 28, 2002

LAWSON SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except share and per share data)

	May 31, 2002	May 31, 2001
ASSETS
Current assets:
Cash and cash equivalents	$73,148	$58,839
Marketable securities	143,000	18,769
Trade accounts receivable, less allowance for doubtful accounts of $8,243 and $6,961	100,661	92,335
Deferred income taxes	19,285	19,786
Prepaid expenses and other assets	14,530	9,070

Total current assets	350,624	198,799
Long-term marketable securities	13,719	—
Property and equipment, net	26,092	24,972
Goodwill	26,851	4,259
Other intangible assets, net	11,304	—
Deferred income taxes	5,266	6,637
Other assets	2,612	1,436

Total assets	$436,468	$236,103

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current liabilities:
Current portion of long-term debt	$1,225	$792
Accounts payable	20,279	14,440
Accrued compensation and benefits	20,249	21,174
Other accrued liabilities	18,095	16,127
Income taxes payable	—	5,212
Deferred revenue and customer deposits	86,676	101,632

Total current liabilities	146,524	159,377
Long-term debt, less current portion	904	1,010
Senior subordinated convertible notes	—	8,031
Mandatorily redeemable common stock warrants	—	2,560
Other long-term liabilities	3,182	4,099

Total liabilities	150,610	175,077

Commitments and contingencies (Notes 5, 7, 18, and 20)
Series A convertible redeemable preferred stock; $0.01 par value; 0 and 7,437,865 shares authorized and outstanding, respectively	—	29,750
Mandatorily redeemable common stock at redemption value	374	56,145

Stockholders' equity (deficit):
Preferred stock; $0.01 par value, 42,562,135 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par; 750,000,000 shares authorized; 102,101,336 and 73,053,136 shares issued; 95,361,204 and 66,415,523 outstanding, respectively	1,020	664
Additional paid-in capital	298,048	26,783
Treasury stock, at cost; 6,740,132 and 6,637,613 shares, respectively	(16,974)	(15,344)
Deferred stock-based compensation	(8,329)	(15,093)
Retained earnings	13,305	35,025
Accumulated other comprehensive loss	(1,212)	(759)
Adjustment for mandatorily redeemable common stock	(374)	(56,145)

Total stockholders' equity (deficit)	285,484	(24,869)

Total liabilities, mandatorily redeemable securities and stockholders' equity (deficit)	$436,468	$236,103

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except share and per share data)

	Year Ended May 31,
	2002	2001	2000
Revenues:
License fees	$150,243	$152,291	$121,421
Services	278,093	242,033	198,709

Total revenues	428,336	394,324	320,130
Cost of revenues:
Cost of license fees	30,864	23,580	16,228
Cost of services	153,790	130,894	109,098

Total cost of revenues	184,654	154,474	125,326

Gross profit	243,682	239,850	194,804
Operating expenses:
Research and development	66,897	52,600	44,780
Sales and marketing	124,630	116,667	119,203
General and administrative	32,083	39,105	31,215
Other general expenses (see Note 3)	655	7,308	4,500
Restructuring charge (see Note 4)	3,258	—	—
Amortization of acquired intangibles	622	—	—

Total operating expenses	228,145	215,680	199,698

Operating income (loss)	15,537	24,170	(4,894)
Other income (expense):
Interest income	2,795	2,491	1,902
Interest expense	(2,047)	(1,542)	(1,010)

Total other income	748	949	892
Income (loss) before income taxes and extraordinary item	16,285	25,119	(4,002)
Provision (benefit) for income taxes	6,514	10,550	(653)

Income (loss) before extraordinary item	9,771	14,569	(3,349)
Extraordinary item, net of $928 tax benefit (see Note 8)	(1,393)	—	—

Net income (loss)	8,378	14,569	(3,349)

Accretion on and conversion of preferred stock	(30,098)	(52)	—

Net income (loss) applicable to common stockholders	$(21,720)	$14,517	$(3,349)

Net income (loss) per share:
Net income (loss) per share before extraordinary item	$(0.25)	$0.21	$(0.05)
Extraordinary item (basic and diluted)	(0.02)	—	—

Basic	$(0.27)	$0.21	$(0.05)

Diluted	$(0.27)	$0.17	$(0.05)

Shares used in computing net income (loss) per share:
Basic	79,630,406	69,907,146	70,688,614

Diluted	79,630,406	84,367,198	70,688,614

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock						Accumulated Other Comprehensive Loss	Adjustment for Mandatorily Redeemable Common Stock	Total Stockholders' (Deficit) Equity
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings				Comprehensive Income (Loss)
	Shares	Amount
Balance at May 31, 1999	70,617,080	$706	$2,605	$—	$—	$23,857	$—	$(158,850)	$(131,682)
Deferred stock-based compensation	—	—	469	—	(469)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	72	—	—	—	72
Warrants issued for services	—	—	1,800	—	—	—	—	—	1,800
Exercise of stock options	127,601	1	5	—	—	—	—	—	6
Repurchase and retirement of common stock	(10,573)	—	(24)	—	—	—	—	—	(24)
Tax benefit from stockholder transactions	—	—	118	—	—	—	—	—	118
Increase in redemption value of mandatorily redeemable common stock	—	—	—	—	—	—	—	(5,363)	(5,363)
Translation adjustment	—	—	—	—	—	—	(453)	—	(453)	$(453)
Net loss	—	—	—	—	—	(3,349)	—	—	(3,349)	(3,349)

Balance at May 31, 2000	70,734,108	707	4,973	—	(397)	20,508	(453)	(164,213)	(138,875)	$(3,802)

Deferred stock-based compensation	—	—	18,292	—	(18,292)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,596	—	—	—	3,596
Exercise of stock options	3,481,408	35	1,728	—	—	—	—	—	1,763
Tax benefit from stockholder transactions	—	—	2,778	—	—	—	—	—	2,778
Repurchase and retirement of common stock	(1,162,380)	(12)	(2,687)	—	—	—	—	—	(2,699)
Purchase of treasury stock	(4,307,453)	(43)	—	(9,957)	—	—	—	—	(10,000)
Common stock exchanged for preferred stock	(2,330,160)	(23)	—	(5,387)	—	—	—	—	(5,410)
Beneficial conversion feature associated with preferred stock	—	—	2	—	—	(2)	—	—	—
Warrant issued to non-employee	—	—	1,040	—	—	—	—	—	1,040
Stock options issued to non-employee	—	—	657	—	—	—	—	—	657
Accretion on preferred stock	—	—	—	—	—	(50)	—	—	(50)
Increase in redemption value of mandatorily redeemable common stock, net of cancellation of mandatorily redeemable provision	—	—	—	—	—	—	—	108,068	108,068
Translation adjustment	—	—	—	—	—	—	(306)	—	(306)	$(306)
Net income	—	—	—	—	—	14,569	—	—	14,569	14,569

Balance at May 31, 2001	66,415,523	664	26,783	(15,344)	(15,093)	35,025	(759)	(56,145)	(24,869)	$14,263

Proceeds from initial public offering, net	15,336,153	153	197,154	—	—	—	—	—	197,307
Deferred stock-based compensation	—	—	1,579	—	(1,579)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	8,343	—	—	—	8,343
Exercise of stock options	3,029,484	30	(1,105)	—	—	—	—	—	(1,075)
Tax benefit from stockholder transactions	—	—	10,594	—	—	—	—	—	10,594
Repurchase of common stock	(103,210)	67	(258)	(387)	—	—	—	—	(578)
Repurchase of ESOP stock	(71,912)	—	—	(1,243)	—	—	—	—	(1,243)
Beneficial conversion feature associated with preferred stock	—	—	29,998	—	—	(29,998)	—	—	—
Exercise of warrants	438,847	3	3,556	—	—	—	—	—	3,559
Accretion on preferred stock	—	—	—	—	—	(100)	—	—	(100)
Decrease in redemption value of mandatorily redeemable common stock	—	—	—	—	—	—	—	55,771	55,771
Conversion of preferred stock to common stock	10,316,319	103	29,747	—	—	—	—	—	29,850
Translation adjustment	—	—	—	—	—	—	(469)	—	(469)	$(469)
Unrealized gains/losses on investments	—	—	—	—	—	—	16	—	16	16
Net income	—	—	—	—	—	8,378	—	—	8,378	8,378

Balance at May 31, 2002	95,361,204	$1,020	$298,048	$(16,974)	$(8,329)	$13,305	$(1,212)	$(374)	$285,484	$7,925

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2002	2001	2000
Cash flows from operating activities:
Net income (loss)	$8,378	$14,569	$(3,349)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	12,957	11,623	9,642
Deferred income taxes	(1,444)	(8,443)	(4,434)
Provision for doubtful accounts	6,250	3,730	4,500
Extraordinary charge on retirement of subordinated debt	2,321	—	—
Equity instruments issued to non-employees	—	1,697	1,800
Tax benefit from stockholder transactions	10,594	2,778	118
Tax commitment from exercise of stock options	(5,588)	(1,593)	(97)
Accretion on put warrants	996	491	—
Amortization of stock-based compensation	8,343	3,596	72
Amortization of discounts on notes payable	201	99	—
Amortization of discount and accretion of premium on marketable securities	(238)	(122)	—
Restructuring	3,258	—	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(13,427)	(21,501)	(13,530)
Prepaid expenses and other assets	(6,601)	(2,011)	(2,058)
Accounts payable	5,584	(3,667)	(1,208)
Accrued and other liabilities	(3,364)	12,915	5,796
Income taxes payable	(5,212)	4,659	90
Deferred revenue and customer deposits	(17,005)	14,556	14,221

Net cash provided by operating activities	6,003	33,376	11,563

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(31,638)	—	—
Purchases of marketable securities	(165,697)	(18,647)	—
Sales and maturities of marketable securities	28,000	—	—
Purchases of property and equipment	(11,149)	(6,108)	(23,726)

Net cash used in investing activities	(180,484)	(24,755)	(23,726)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	197,307	—	—
Borrowings under long-term debt	—	758	18,000
Principal payments on long-term debt	(972)	(21,034)	(1,452)
Proceeds from sale of senior subordinated convertible notes, net of offering costs	—	9,685	—
Payments on senior subordinated convertible notes	(10,240)	—	—
Exercise of stock options	3,938	664	103
Proceeds from sale of Series A Preferred Stock, net of offering costs	—	24,290	—
Repurchase of common stock	(1,243)	(10,007)	(24)

Net cash provided by financing activities	188,790	4,356	16,627

Increase in cash and cash equivalents	14,309	12,977	4,464
Cash and cash equivalents at beginning of period	58,839	45,862	41,398

Cash and cash equivalents at end of period	$73,148	$58,839	$45,862

Supplemental disclosures:
Interest paid	$791	$826	$891
Income taxes paid	6,465	11,674	3,585

The accompanying notes are an integral part of the consolidated financial statements

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.    Business Description

        Lawson Software, Inc. (the Company) develops and markets enterprise software solutions, which automate and integrate business processes facilitating collaboration among customers, partners, suppliers and employees. The Company offers comprehensive financial management, human resources, order management, procurement and enterprise relationship management solutions designed to manage, analyze and improve customers' businesses. The Company also provides professional services that optimize and support the selection, implementation and execution of a customer's e-business technology infrastructure.

        The Company is subject to risks and uncertainties including dependence on information technology spending by customers, well-established competitors, concentration of customers in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on key personnel, dependence on principal products and third-party technology, rapid technological change and international expansion.

2.    Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, Germany, France and the Netherlands. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

Fair Value of Financial Instruments

        The Company's financial instruments consist primarily of cash, marketable securities, trade accounts receivable and accounts payable for which the current carrying amounts approximate fair market value. Additionally, the borrowing rates currently available to the Company approximate current rates for debt agreements with similar terms and average maturities.

Cash Equivalents

        All highly liquid investments with a maturity of three months or less when purchased are considered to be cash equivalents. The Company's cash equivalents consist primarily of money market instruments and commercial paper. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Marketable Securities

        The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). Interest and dividends on securities classified as available-for-sale are included in interest income. Marketable securities at May 31, 2001 consisted of commercial paper due within six months. There was no significant unrealized gain or loss on these securities as of May 31, 2001. As of May 31, 2002, $143,000 of total investments matures within one year and $13,719 matures beyond one year and within two years.

        As of May 31, 2002, the Company's debt and marketable equity securities were as follows:

	Cost	Aggregate Fair Value	Unrealized Gains	Unrealized Losses
Commercial paper	$3,995	$3,995	$—	$—
State and local municipalities debt	147,615	147,615	1	(1)
US Agency	1,992	2,004	12	—
Corporate Debt	3,101	3,105	4	—

	$156,703	$156,719	$17	$(1)

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which generally range from three to seven years. Depreciation expense was $11,447, $10,440 and $8,644 for the years ended May 31, 2002, 2001 and 2000, respectively.

        The straight-line method of depreciation was adopted for all property and equipment placed into service after February 28, 2002. The change in accounting principle was made to better reflect the actual use of the Company's assets, and management believes that the straight-line method results in a better matching of the allocation of costs with the benefits derived. In addition, the new method is prevalent in the industry in which the Company operates. The effect of this change on net income was not material for the year and quarter ended May 31, 2002.

Revenue Recognition

        The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company licenses software under non-cancelable license agreements and provides related professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training, and implementation services are not essential to the functionality of the Company's software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Software arrangements which include fixed-fee service components are recognized using contract accounting. The specific revenue recognition policies of the Company are as follows:

  •
  Software License Fees—License fee revenues from end-users and resellers are generally recognized using the residual method when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. The Company does not generally offer rights of return, acceptance clauses or price protection to its customers. Typically, the Company's software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company does not have vendor-specific objective evidence of fair value for undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

  •
  Services—Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for customer support and maintenance which are bundled with the initial license fee are deferred based on the fair value of the bundled support services; fair value is based on the renewal rate for continued support arrangements.

Research and Development

        Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. Technological feasibility is determined after a working model has been completed. The Company's software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising expenses of approximately $14,594, $12,462 and $5,490 were charged to operations during the years ended May 31, 2002, 2001 and 2000, respectively.

Income Taxes

        The Company provides for income taxes using the liability method under Statement of Financial Accounting Standards (SFAS) No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concentrations of Credit Risks

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents are money market funds and commercial paper due within three months and are readily convertible into cash.

        The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. No single customer accounted for ten percent or more of revenues for fiscal 2002, 2001 or 2000 or of trade accounts receivable at May 31, 2002 or 2001.

Long-Lived Assets

        In accordance with APB Opinion No. 17, "Intangible Assets" and SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of," the Company reviews identifiable intangibles and other long-lived assets for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management's best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill and Other Intangible Assets—Adoption of Statements 141 and 142

        Effective June 1, 2001, the Company adopted SFAS No. 141 and No. 142. In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $4,259 as of June 1, 2001. Adoption of the new standard resulted in not recognizing approximately $1,549 in goodwill amortization expense for the year ended May 31, 2002, that would have been recognized had the old standard been in effect. Goodwill amortization expense under the old standard totaled $1,183 and $997 in the years ended May 31, 2001 and 2000, respectively.

        The following table presents the impact of the new standard (only goodwill amortization and related tax effects) on operating income, net income and earnings per share, as if it had been in effect for the years ended May 31, 2001 and 2000:

	2001		2000
	As Reported	As Adjusted	As Reported	As Adjusted
Operating income (loss)	$24,170	$25,353	$(4,894)	$(3,897)
Net income (loss)	$14,569	$15,255	$(3,349)	$(2,515)
Earnings per share—basic	$0.21	$0.22	$(0.05)	$(0.04)
Earnings per share—diluted	$0.17	$0.18	$(0.05)	$(0.04)

        The changes in the carrying amount of goodwill for the year ended May 31, 2002 is as follows:

Balance as of May 31, 2001	$4,259
Goodwill acquired during the year	22,592

Balance as of May 31, 2002	$26,851

        Acquired intangible assets subject to amortization were as follows:

	May 31, 2002
	Gross Carrying Amounts	Accumulated Amortization
Acquired technology	$5,985	$887
Customer list	6,729	617
Non-compete agreement	100	6

	$12,814	$1,510

        Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally five years for acquired technology, ten years for customer lists, and the term of the agreement for non-compete agreements. For the year-end May 31, 2002, amortization expense for intangible assets was $1,510. There were no intangible assets subject to amortization at May 31, 2001 and 2000. The estimated annual amortization expense for intangible assets is approximately $1,903, $1,903, $1,898, $1,870 and $983 for the fiscal years ending May 31, 2003, 2004, 2005, 2006 and 2007, respectively.

        In accordance with the new standard the company will test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Goodwill recorded as of May 31, 2002 and 2001 is evaluated for impairment on an enterprise level, as the business acquired has been integrated into the Company's overall operations. The Company completed a transitional impairment test of all goodwill as of June 1, 2001 and did not record any impairment as a result of that test.

Stock Split

        Effective March 13, 2000, the Company's Board of Directors authorized a 3-for-1 stock split of the then issued and outstanding shares of common stock. Effective August 8, 2001, the Company's Board of Directors authorized a 1.387-for-1 stock split of the then issued and outstanding shares of common stock. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock splits.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation."

Foreign Currency Translation

        All assets and liabilities of the Company's foreign branches and subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rates during the period. The functional currency for each of the Company's foreign branches and subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders' equity (deficit). Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the consolidated statements of operations and are not significant.

Comprehensive Income (Loss)

        Comprehensive income as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are included in the consolidated statement of stockholders' equity (deficit) and comprehensive income (loss).

Net Income (Loss) Per Share

        Net income (loss) per share is computed under the provisions of SFAS No. 128, "Earnings Per Share." Basic net income (loss) per common share is computed using the net income (loss) applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the year ended May 31, 2002 and May 31, 2000 since 24,808,260 and 35,218,913, respectively, potential shares of common stock from conversion of stock options and warrants were anti-dilutive.

        The following table sets forth the computation of basic and diluted net income (loss) per share before extraordinary item:

	Year Ended May 31,
	2002	2001	2000
Basic earnings per share computation:
Net (loss) income applicable to common stockholders before extraordinary item	$(20,327)	$14,517	$(3,349)

Weighted average common shares—basic	79,630,406	69,907,146	70,688,614

Basic net (loss) income per share before extraordinary item	$(0.25)	$0.21	$(0.05)

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders before extraordinary item	$(20,327)	$14,569	$(3,349)

Shares calculation:
Weighted average common shares	79,630,406	69,907,146	70,688,614
Effect of dilutive preferred stock	—	2,740,334	—
Effect of dilutive stock options and warrants	—	11,719,718	—

Weighted average common shares—diluted	79,630,406	84,367,198	70,688,614

Diluted net (loss) income per share before extraordinary item	$(0.25)	$0.17	$(0.05)

New Accounting Pronouncements

        The Company adopted the Financial Accounting Standards Board (FASB) SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" as amended by SFAS Nos. 137 and 138, during the first quarter of fiscal 2002. The new statement establishes accounting and reporting standards for derivative financial instruments and hedging activities related to those instruments, as well as other hedging activities. The adoption did not affect the Company's financial position or results of operations.

        In January 2002, the Emerging Issues Task Force (EITF) issued EITF No. 01-14, "Income Statement Characterization of Reimbursements Received for 'Out-of-Pocket' Expenses Incurred" (formerly EITF Abstracts, Topic No. D-103). This EITF requires that reimbursements received for out-of-pocket expenses incurred should be characterized as revenue in the income statement as opposed to a reduction of expenses incurred. These out-of-pocket expenses may include airfare, mileage, hotel stays and out-of-town meals that the customer will reimburse the service provider for. In accordance with the EITF, the Company began to account for such items as revenue and cost of revenue effective March 1, 2002. Adoption of the EITF resulted in an increase in both revenues and cost of revenues in the amount of $13,379, $10,392, and $7,223 for the years ended May 31, 2002, 2001, and 2000, respectively. All amounts in prior periods have been reclassified to conform to current period presentation. The adoption did not affect the Company's net income or loss in any period.

        In October 2001, the FASB approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." SFAS No. 144 is effective for fiscal years beginning after December 15, 2001, and interim periods within those fiscal years, with early application encouraged. The adoption is not expected to have a material impact on the Company's financial position or results of operations.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections"(SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 are effective for the Company beginning June 1, 2002. All other provisions of this statement are effective for transactions beginning after May 15, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated finanical position, results of operations or cash flows, but in accordance with the transition provisions will result in the Company's fiscal 2002 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The Company is currently evaluating the financial impact of adoption of SFAS No. 146.

3.    Other General Expenses

        The following table presents a summary of other general expenses:

	2002	2001	2000
Business process improvement initiatives	$655	$4,929	$—
Repurchase of stock options held by former employees (see Notes 9 and 10)	—	2,379	2,700
Warrant issued to strategic partner (Note 12)	—	—	1,800

Total other general expenses	$655	$7,308	$4,500

        During the years ended May 31, 2002 and 2001 the Company recognized $655 and $4,929, respectively, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. Such costs are expensed as incurred.

4.    Restructuring

        During the fourth quarter of fiscal 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3,258, which included $2,943 for severance related benefits and $315 for the closure of a leased office facility. The plan includes the termination and payment of severance related benefits for 111 employees in various functions including administrative, professional, and managerial, primarily in the U.S. All terminations and related payments are expected to be completed during the first quarter of fiscal 2003. The remaining facility closure expenses are expected to be incurred through fiscal 2005. The restructuring accrual is included in other accrued liabilities on the balance sheet.

5.    Acquisitions

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates. All of the acquisitions were cash transactions.

Keyola

        On April 17, 2002, the Company acquired all of the outstanding capital stock of Keyola Corporation (Keyola) for $5.0 million. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations. Additional cash payments ranging from zero to $3.0 million are contingent upon the future performance of Keyola and will be recorded as additional goodwill if earned. Pro forma information has not been provided, as the effects of the acquisition were not material.

Account4, Inc.

        On July 11, 2001, the Company completed the acquisition of Account4, Inc. (Account4). Account4 provided web-based professional services automation software that enables service organizations to more efficiently manage their businesses and workforce. As a result of the acquisition, the Company expanded its software solution for service organizations to include automated functions such as forecasting and planning, scheduling and assignments, skills and resource management, time and expense reporting, project management and invoicing. The acquisition of Account4 was intended to enhance the Company's strategies of focusing on targeted vertical markets and providing additional value-added products and services to customers. In this transaction, the Company acquired all the outstanding securities of Account4 in exchange for $27.5 million, including the repayment of assumed debt.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

July 11, 2001
Current assets	$4,008
Intangible assets	11,314
Goodwill	18,380
Other long-term assets	215

Total assets acquired	33,917

Current liabilities	(2,053)
Deferred tax liability	(2,763)
Long-term debt	(47)

Total liabilities assumed	(4,863)

Net assets acquired	29,054

Less cash acquired	(2,581)

Net cash paid	$26,473

        The intangible assets of $11,314 have a weighted-average useful life of approximately 7 years. The intangible assets that make up that amount include acquired technology of $4,585 (5-year useful life) and customer list of $6,729 (10-year useful life). No amounts were allocated to in-process research and development, as Account4 did not have any new products in development at the time of the acquisition. All of the goodwill was assigned to the Company's single reporting unit, which is its sole operating segment. In accordance with the provisions of Statement of Financial Accounting Standard (SFAS) No. 142, goodwill generated from the Account4 acquisition is not amortized.

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisition of Account4 had taken place at the beginning of the periods presented:

As of May 31,	2002	2001
Total revenues	$419,260	$403,633
Net income (loss)	$6,473	$9,033
Net income (loss) per share—basic	$(0.30)	$0.13
Net income (loss) per share—diluted	$(0.30)	$0.11

        The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

6.    Financial Statement Components

        Supplemental non-cash disclosures:

	May 31,
	2002	2001	2000
Accretion on and conversion of preferred stock	$30,098	$52	$—
Preferred stock exchanged for common stock	29,850	—	—
Conversion of redeemable warrants	3,559	—	—
Assets acquired under capital leases	1,252	—	—
Stock option exercises using common stock	5,013	1,100	—
Common stock exchanged for preferred stock	—	5,410	—
Warrants issued with debt	—	2,069	—
Debt incurred relating to acquisition	—	1,702	—
Accrued liability converted to debt	—	1,307	—

        Certain balance sheet components consist of the following:

Rollforward of the allowance for doubtful accounts:
Balance May 31, 1999	$4,770
Provision	4,500
Write-offs	(4,044)
Recoveries	20

Balance, May 31, 2000	5,246
Provision	3,730
Write-offs	(2,187)
Recoveries	172

Balance, May 31, 2001	6,961
Provision	6,250
Write-offs	(5,145)
Recoveries	177

Balance, May 31, 2002	$8,243

	May 31,
	2002	2001
Property and Equipment, Net
Equipment	$48,617	$36,638
Office furniture	11,931	11,748
Leasehold improvements	10,160	9,783

	70,708	58,169
Less accumulated depreciation and amortization	(44,616)	(33,197)

	$26,092	$24,972

Deferred Revenue and Customer Deposits:
Maintenance	$69,798	$69,357
License	15,843	31,319
Services	2,936	3,658

Total deferred revenue	88,577	104,334
Less current portion	(86,676)	(101,632)

Long-term portion of deferred revenue	$1,901	$2,702

7.    Credit Facilities and Long-Term Debt

        Long-term debt consists of:

	May 31,
	2002	2001
Note payable—interest at 13.00% due in monthly installments of $44 through June 1, 2003	$569	$960
Note payable—interest at 5.20% due in monthly installments of $23 through February 1, 2004	479	719
Capital leases—payments annually through November 2004. As of May 31, 2002, future minimum lease payments were $1,159 including $78, representing interest	1,081	—
Note payable—interest at 9.98% due in monthly installments of $18 through December 31, 2002	—	123

	2,129	1,802
Less current maturities	(1,225)	(792)

	$904	$1,010

        Scheduled maturities of long-term debt including capital leases, as of May 31, 2002, are as follows:

2003	$1,225
2004	793
2005	111
Thereafter	—

$2,129

        On September 4, 2001, the Company amended its credit agreement with a financial institution to provide for a $25,000 revolving facility. The revolving credit facility bears interest on borrowings at the financial institution's Reference Rate (4.75% at May 31, 2002) and expires September 2003. At May 31, 2002 and 2001, the Company had no amounts outstanding under the revolving credit facility. The arrangements with the bank contain limitations on dividends and capital expenditures and require the compliance with specific financial ratios. The Company was in compliance with all covenants and restrictions under the debt agreement at May 31, 2002.

8.    Common Stock

        The Company closed its initial public offering on December 12, 2001, at which time the Company issued 13,675,000 shares of common stock from the primary offering, 10,316,319 shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1,661,153 shares of common stock as part of the over-allotment option exercise and 438,847 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. After giving effect to the issuance of these shares on December 12, 2001, the Company had 93,316,268 shares of common stock and 106,825,000 shares on a fully diluted basis using the treasury method. The Company received proceeds, net of commissions and expenses, of $197,307 in the initial public offering. We used $10.2 million of the proceeds from the offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded an extraordinary charge in the third quarter for the total amount of the unamortized debt issuance costs and the discount on the notes of $1,393, net of income tax benefit of $928. Additionally, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $29,998 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of the Company's preferred stock in the third quarter of fiscal 2002. The Company also recognized accretion on the preferred stock of $100 for the year ended May 31, 2002. These charges adversely impacted basic and fully diluted earnings per share by $0.38. However, these charges had no impact on net income.

        On February 15, 2001, the Company reincorporated under the laws of the state of Delaware and increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 50,000,000. On August 31, 2001, the Company increased the number of authorized shares of common stock to 750,000,000.

        Pursuant to the Company's Stock Purchase Agreement (see Note 18), common stockholders had the right to require the Company to repurchase any shares they receive at a price determined by the most recent independent valuation of the Company's common stock. Consequently, shares held by the common stockholders were considered mandatorily redeemable common stock and were recorded at the estimated fair market value at each balance sheet date. During the year ended May 31, 2002, the Company repurchased common stock related to the mandatory redemption requirement of certain shares under our ESOP plan. In October 2000, the Company amended the Stock Purchase Agreement to remove the mandatory redemption feature on all shares of common stock, except for shares held by the Company's ESOP (see Note 14).

        A summary of the mandatorily redeemable common stock activity is presented below:

Balance, May 31, 1999	$158,850
Increase in redemption value of mandatorily redeemable common stock from $2.25 to $2.32 for 70,734,108 shares	5,363

Balance, May 31, 2000	164,213
Cancellation of redeemable feature for all shares excluding shares issued under the ESOP	(154,870)
Increase in redemption value of mandatorily redeemable common stock from $2.32 to $13.95 for 4,024,423 shares issued under the ESOP	46,802

Balance, May 31, 2001	56,145
Cancellation of redeemable feature for all ESOP shares, except 59,254 shares	(55,318)
Decrease in redemption value of mandatorily redeemable common stock from $13.95 to $6.31 for 59,254 shares issued under the ESOP	(453)

Balance, May 31, 2002	$374

9.    Recapitalization—Stock Purchase and Exchange Agreement

        On February 23, 2001, the Company closed a Stock Purchase and Exchange Agreement with various investors. In conjunction with the closing, the Company issued 6,124,855 shares of Series A Preferred Stock for a total purchase price of $25,234. In addition, in February and March 2001, the investors purchased from certain stockholders of the Company 2,330,160 shares of the Company's common stock for a total purchase price of $5,410. The investors then exchanged the 2,330,160 shares of common stock for 1,313,010 shares of Series A Preferred Stock with the Company.

        The Company also issued to the investors Senior Subordinated Convertible Notes aggregating $10,000, bearing annual interest of 12% and maturing February 23, 2006. From the date of issuance, at the option of the holder, the Senior Subordinated Convertible Notes were convertible into (i) Senior Subordinated Notes aggregating $9,990, bearing annual interest of 12% and maturing February 23, 2006, and (ii) seven year mandatorily redeemable warrant to purchase 438,847 shares of common stock at a price of $0.01 per share. The allocated fair value of the warrants had been accounted for as a discount of $2,069 on the Senior Subordinated Convertible Notes and was being amortized to interest expense over the term of the notes. As this warrant enabled the holder to put the warrant to the Company at fair value on February 23, 2006, if the Company had not completed a qualifying initial public offering, the warrant was considered a debt instrument in accordance with EITF No. 00-19. Therefore, the Company recorded $491 of interest expense during the year ended May 31, 2001 relating to the increase in the fair value of the warrants as provided by FASB Interpretation (FIN) No. 28. Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded an extraordinary charge in the third quarter of fiscal 2002, for the total amount of the unamortized debt issuance costs and the discount on the notes of $1,393, net of income tax benefit of $928 (Note 8).

        The Company used a portion of the proceeds from the Stock Purchase and Exchange Agreement to recapitalize the Company and reduce the overall number of common shares and stock options outstanding. As part of the recapitalization, the Company purchased 4,307,453 shares of the Company's common stock from a stockholder of the Company for $10,000, and retired options to purchase 5,843,431 shares of the Company's common stock from certain current and former employees of the Company for $7,509 which the Company recognized as expense during the year ended May 31, 2001. The repurchased options consisted of 2,371,770 options, with an exercise price of $0.54 per share, held by each of the Company's chairman and one of the Company's founders, and resulted in a charge of $5,130 which was included in general and administrative expenses as it related to payments to current employees. In addition, the Company repurchased 1,099,891 options, with an exercise price of $0.16 per share, held by a former executive of the Company, resulting in a charge of $2,379. This charge was included in other general expenses as it related to a payment to a former employee.

        Total offering costs relating to the Stock Purchase and Exchange Agreement were $1,259. Offering costs of $315 were allocated to the Senior Subordinated Convertible Notes were being amortized to interest expense over the term of the notes, and $944 were allocated to the Series A Preferred Stock and were being accreted over the redemption period using the effective interest method.

        Prior to the initial public offering, shares of Series A Preferred Stock were convertible, at the option of the holder, into shares of common stock, at $2.97 per share, subject to weighted-average anti-dilution price protection. The Series A Preferred Stock automatically converted into common upon the initial public offering.

        The Series A Preferred Stock were deemed to include a beneficial conversion feature. At the date of issue, the Company allocated the entire gross proceeds of $30,000 to the beneficial conversion feature and was accreting the beneficial conversion feature over the redemption period using the effective interest method. The Company recorded $100 and $2 of accretion relating to the beneficial conversion feature during the years ended May 31, 2002 and 2001, respectively. As a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $29,998 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002 (Note 8).

10.  Stock Option Plans

        The Company's 1996 Stock Incentive Plan reserves a total of 27,740,000 shares of common stock for issuance of stock options to employees. In addition, the Company has also historically granted to employees individual stock options, which were not under a stock option plan. The total number of stock options outstanding outside the stock option plan were 1,423,062 and 2,371,770 at May 31, 2002 and 2001, respectively. Option grants may be of incentive or non-qualified stock options for the purchase of shares of the Company's common stock at exercise prices determined by the Company's Board of Directors. Generally, options granted to employees vest over a three-year to five-year period and expire ten years after the date of grant. Prior to the initial public offering, the Company historically determined the exercise price of stock options granted by reference to the most recent independent valuation performed in conjunction with the Company's Employee Stock Ownership Plan. After the initial public offering, the Company determines the exercise price using the closing market value on the date of grant.

        In February 2001, the stockholders of the Company approved the 2001 Stock Incentive Plan, which became effective upon the initial public offering. The plan provides for the granting of stock options, including incentive stock options and non-qualified stock options, restricted stock, performance awards and other stock-based awards. There are 35,000,000 shares of the Company's common stock reserved for issuance under the plan.

        The following summarizes employee stock option activity under and outside of the plans:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price
Outstanding, May 31, 1999	23,118,516	$0.16 - $ 1.87	$0.60
Canceled	(7,649,375)	$0.16 - $ 2.25	$0.76
Granted at fair market value	16,799,831	$ 2.25	$2.25
Exercised	(170,809)	$0.59 - $ 1.87	$0.61

Outstanding, May 31, 2000	32,098,163	$0.16 - $ 2.25	$1.40
Canceled	(7,428,151)	$0.16 - $ 2.97	$0.80
Granted below market value	5,452,297	$2.25 - $ 2.97	$2.73
Exercised	(3,549,207)	$0.16 - $ 2.25	$0.54

Outstanding, May 31, 2001	26,573,102	$0.54 - $ 2.97	$1.95
Canceled	(1,064,176)	$1.87 - $ 6.49	$2.48
Granted below fair market value	479,119	$2.25 - $14.00	$7.50
Granted at fair market value	96,000	$4.06 - $16.26	$13.18
Exercised	(3,633,685)	$0.54 - $ 6.49	$1.17

Outstanding, May 31, 2002	22,450,360	$0.54 - $16.26	$2.22

        Stock options exercisable at May 31, 2002, 2001 and 2000 were 12,424,851, 9,447,674 and 14,240,053, respectively.

        The following table summarizes fixed-price stock options outstanding at May 31, 2002:

	Options Outstanding
				Options Exercisable
		Weighted- Average Remaining Contractual Life
Range of Exercise Prices	Number Outstanding		Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.54 - $0.81	3,459,237	3.16	$0.58	3,459,237	$0.58
$1.23 - $1.87	786,808	4.13	$1.39	587,088	$1.35
$2.25 - $2.32	14,522,584	7.45	$2.26	8,180,047	$2.25
$2.97	3,237,689	8.69	$2.97	184,609	$2.97
$4.06 - 6.49	249,542	9.30	$6.34	13,870	$6.49
$14.00 - $16.26	194,500	9.37	$14.36	—	$—

$0.54 - $16.26	22,450,360	6.89	$2.22	12,424,851	$1.76

        Deferred compensation relating to stock options granted below fair market value during the years ended May 31, 2002 and 2001 was approximately $1,579 and $18,292, respectively. Such deferred compensation is amortized over the vesting periods of the related stock options, which generally range from three to five years. This compensation is recognized on an accelerated basis in accordance with FIN No. 28. Compensation expense relating to stock options granted below fair market value of approximately $8,554, $3,596 and $72 was recognized during the years ended May 31, 2002, 2001 and 2000, respectively.

        The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below:

	Year Ended May 31,
	2002	2001	2000
Net income (loss):
As reported	$(21,720)	$14,569	$(3,349)
Pro forma	$(22,420)	$12,335	$(5,274)
Net income (loss) per share:
Basic:
As reported	$(0.27)	$0.21	$(0.05)
Pro forma	$(0.28)	$0.18	$(0.07)
Diluted:
As reported	$(0.27)	$0.17	$(0.05)
Pro forma	$(0.28)	$0.15	$(0.07)

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2002, 2001, and 2000, respectively: dividend yield of 0%; risk-free interest rates of 4.5%, 5.6%, and 6.7%, volatility factors of 75%, 0%, and 0% and expected lives of approximately 5 years for grants in fiscal 2002 and 7.5 years for prior years. Volatility factors are not applicable to non-public companies for options granted to employees. The weighted-average fair value of each option granted during fiscal 2002, 2001 and 2000 using the Black-Scholes option-pricing model was $10.39, $4.28 and $0.88, respectively.

        In December 1999, the Company repurchased 2,579,820 outstanding stock options of a former executive in exchange for $2,700 in order to reduce options outstanding, which the Company immediately recognized as a charge included in other general expenses as it related to a payment to a former employee.

11.  Stock Options Issued to a Non-Employee

        On September 27, 2000, the Company issued stock options to purchase 69,350 shares of the Company's common stock at $2.32 per share to a non-employee in conjunction with a consulting agreement. The stock options vested one-sixth every six months beginning June 1, 2001. The Company accounted for the options in accordance with Emerging Issue Task Force (EITF) Issue No. 96-18. On May 1, 2001, the Company fully vested the stock options. Total compensation expense relating to these stock options was $657 during the year ended May 31, 2001. The following assumptions were used to value the stock options: dividend yield of 0%, risk-free interest rate of 6.0%, expected life equal to the contractual life of ten years and volatility of 50%.

12.  Stock Warrants

        On January 28, 2000, the Company issued a fully-vested, four-year warrant to purchase 3,120,750 shares of the Company's common stock at $4.81 per share, subject to adjustment, to a strategic partner in conjunction with an agreement which provided for joint sales and marketing efforts of the Company's application service provider product. The total fair value of the warrant using the Black-Scholes valuation model was $1,800 and was fully expensed in fiscal 2000. The following assumptions were used to value the warrants: dividend yield of 0%, risk-free interest rate of 6.3%, expected life equal to the contractual life of four years and volatility of 50%. On December 19, 2000, the Company entered into an amendment to this warrant agreement due to a change in the strategic relationship. As a result of the amendment, the number of shares available for purchase under the warrant was reduced from 3,120,750 to 1,248,300. Additionally, as a result of the recapitalization transactions discussed in Note 9, the exercise price was reduced to $4.64 per share.

        On July 28, 2000, the Company issued a fully vested five-year warrant to purchase 1,040,250 shares of the Company's common stock at $4.81 per share, subject to adjustment, to a customer in conjunction with a license agreement. The fair value of the warrant was calculated using the Black-Scholes valuation model and $1,040 was recognized as a reduction of the related license revenue. The following assumptions were used to value the warrant: dividend yield of 0%, risk-free interest rate of 6.0%, expected life equal to the contractual life of five years and volatility of 50%. Additionally, as a result of the recapitalization transactions discussed in Note 9, the exercise price was reduced to $4.64 per share.

13.  Profit Sharing and 401(k) Retirement Plan

        The Company has a defined contribution profit sharing plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan upon employment and are eligible for the Company match after completing one year of service. Participants may contribute up to 15% of their gross earnings to the plan. The Company matches 50% of the first 4% of employee contributions and may make additional contributions as determined by the Board of Directors. The Company recorded 401(k) matching contribution expense of approximately $2,175, $1,826 and $1,242 for the years ended May 31, 2002, 2001 and 2000, respectively.

14.  Employee Stock Ownership Plan

        The Company has an Employee Stock Ownership Plan which covers substantially all employees of the Company and is subject to the provisions of the Employee Retirement Income Security Act of 1974 (ERISA). The Company's annual contribution to the ESOP is discretionary and is made in the form of cash or shares of the Company's common stock, with the number of shares determined based upon the most recent independent valuation of the Company's common stock. The Company's contributions to the ESOP are allocated to individual participant accounts which vest over a five-year period. There was no ESOP contribution for the years ended May 31, 2002, 2001 and 2000 and all shares owned by the ESOP have been allocated to participants.

        Compensation cost is measured as the estimated fair value of shares contributed to or committed to be contributed to the ESOP. Distributions from the ESOP are made in accordance with the terms of the ESOP Trust Agreement and may be in the form of cash or shares of Company common stock. ESOP participants have the right to require the Company to repurchase any ESOP shares they receive at a price determined by the most recent independent valuation of the Company's common stock, or subsequent to the initial public offering, the market price. Consequently, shares held by the ESOP participants are considered mandatorily redeemable common stock and are recorded at the estimated fair market value at each balance sheet date. Upon the closing of the Company's initial public offering, the repurchase feature terminated for all but 192,502 shares of which 59,254 are outstanding as of May 31, 2002. The ESOP owned 3,868,970, 4,024,423 and 4,026,729 shares of common stock at May 31, 2002, 2001 and 2000, respectively.

15.  Employee Stock Purchase Plan

        In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan, which was effective as of the Company's initial public offering. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each. There are 20,805,000 shares of the Company's common stock reserved for issuance under the plan.

16.  Phantom Stock Plans

        The Company had two phantom stock compensation plans for certain employees of the Company who were residents of Canada or the United Kingdom. The phantom stock plans provided each eligible employee with a specified number of phantom shares at a share value equal to the current fair market value of the Company's common stock. Participant's phantom shares vested over a five-year period. Upon death, retirement or any cessation of the employment relationship, the Company paid the employee the vested fair market value of their phantom stock shares. Compensation expense recognized under these plans was approximately $266, $1,006 and $7 during the years ended May 31, 2002, 2001 and 2000, respectively. The phantom stock plan was terminated December 5, 2001 and all participants were paid out.

17.  Income Taxes

        The provision (benefit) for income taxes consists of the following components:

	Year Ended May 31,
	2002	2001	2000
Currently payable:
Federal	$5,214	$15,485	$3,593
State	1,816	3,508	188

	7,030	18,993	3,781
Deferred:
Federal	(1,118)	(6,841)	(4,103)
State	(326)	(1,602)	(331)

	(1,444)	(8,443)	(4,434)

	$5,586	$10,550	$(653)

        A reconciliation of the expected federal income tax provision (benefit) at the statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2002	2001	2000
Taxes computed at statutory rate	35.0%	35.0%	(35.0)%
Nondeductible expenses	5.6	3.9	24.2
State taxes, net of federal benefit	6.2	4.2	(4.2)
Tax exempt interest income	(3.1)	—	—
Research and development credits and other, net	(3.7)	(1.1)	(1.3)

	40.0%	42.0%	(16.3)%

        At May 31, 2002, the Company had research and development credits for federal and state income tax purposes of approximately $200, which are available to reduce future taxes, if any. The credits begin to expire in 2016 for state purposes and 2021 for federal purposes.

        Temporary differences comprising net deferred tax assets are as follows:

	May 31
	2002	2001
Current:
Allowance for doubtful accounts	$4,043	$2,746
Accrued liabilities and other	6,175	2,963
Deferred revenue	9,067	14,077

Total current	$19,285	$19,786

Noncurrent:
Depreciation and amortization	$(2,529)	$984
Accrued liabilities and other	6,176	2,742
Deferred rent	1,125	1,845
Deferred revenue	494	1,066

Total noncurrent	$5,266	$6,637

18.  Commitments and Contingencies

Stock Purchase Agreement

        The Company and its stockholders, excluding shares held by the ESOP, were parties to a Stock Purchase Agreement. Under this agreement, stockholders had the right upon reaching age 62 to require the Company to repurchase shares held by the stockholder at a price determined by the most recent independent valuation. Because of this repurchase right, prior to October 31, 2000, all applicable shares of common stock were reported as mandatorily redeemable common stock at the estimated fair market value at each balance sheet date.

        On October 31, 2000, the Company's stockholders amended the Stock Purchase Agreement to remove the mandatory redemption feature on all shares of common stock. As a result of the amendment, the Company's obligation to repurchase all common shares terminated, except for the shares held by the Company's ESOP, and the amount related to the mandatorily redeemable common shares was reclassified to stockholders' equity.

Employment Agreements

        The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

Operating Leases

        The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. In 1999, in conjunction with a decision to move to its present facility, the Company accrued approximately $4,350 relating to estimated sublease shortfalls on its former Minneapolis headquarters lease that expires in June 2003. Sublease shortfalls represent the difference between the total remaining lease obligation and the amount of any estimated sublease recoveries. In 2000, the Company reversed $516 of the lease abandonment expense due to the addition of certain subtenants. In 2001, the Company recorded $1,765 of additional lease abandonment expense related to this location in response to conditions in the real estate market and the loss of two subtenants. At May 31, 2002, the Company had an accrual of approximately $1,557 to cover remaining estimated sublease shortfalls. The Company's remaining obligation on the underlying lease is approximately $2,906. Future sublease income of approximately $1,116 has been negotiated through June 30, 2003.

        Rent expense under operating leases was approximately $15,905, $14,678 and $13,139 for the years ended May 31, 2002, 2001 and 2000, respectively.

        Future minimum lease payments are summarized as follows:

2003	$12,563
2004	8,738
2005	7,449
2006	5,768
2007	5,498
Thereafter	39,576

Total minimum lease payments	$79,592

Contingencies

Employment Litigation

        The Company is a defendant in a lawsuit, Felice Cambridge v. Lawson Software, Inc. et. al., filed in the United States District Court for the Northern District of Texas. The lawsuit primarily alleges violations of the Americans with Disabilities Act of 1990 and related claims with respect to one former employee. The Company believes these claims are without merit and will vigorously defend against these claims.

Other Matters

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

19.  Segment and Geographic Areas

        The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company's single operating segment include the organizational structure of the Company and the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through the Company's offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, Germany, France and the Netherlands.

        The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Year Ended May 31,
	2002	2001	2000
Revenues:
Domestic operations	$398,931	$364,887	$296,349
International operations	29,405	29,437	23,781

Consolidated	$428,336	$394,324	$320,130

Long- lived assets:
Domestic operations	$63,605	$28,568	$32,186
International operations	642	663	858

Consolidated	$64,247	$29,231	$33,044

20.  Related Parties

        On May 22, 2000, the Company entered into a service agreement with Triad Conferences (formerly NCG, Inc.) (Triad) a company controlled by a stockholder and former employee of the Company until March 2002. Under the terms of the agreement, Triad provided the Company strategic event planning services for one-year commencing June 1, 2000 and ending May 31, 2001. Total fees paid to Triad were $12,481 for the year ended May 31, 2001. On June 1, 2001, the Company entered into a new service agreement with Triad. Under the terms of the agreement, Triad provides the Company strategic event planning services through May 31, 2003. Total fees paid to Triad were $8,348 for the year ended May 31, 2002. Total estimated future fees under the arrangement are up to $9,284 for fiscal 2003.

        The Company utilized the consulting services of one of the Company's directors and of the director's firm. Total fees paid to the director and the director's firm were $30, $855 and $474 for the years ended May 31, 2002, 2001 and 2000, respectively. Effective April 30, 2001, this individual resigned as a director of the Company.

        The Company has also utilized the marketing and consulting services of another of the Company's directors and of that director's firm. Total fees paid to the director and the director's firm were $15, $73 and $239 for the years ended May 31, 2002, 2001 and 2000, respectively. The Company also purchased software from a company of which this individual is also a director. The software purchase and services totaled $564 for the year ended May 31, 2002.

21.  Supplemental Quarterly Financial Information (Unaudited):

        Summarized quarterly supplemental consolidated financial information for 2002 and 2001 are as follows (in thousands, except per share amounts):

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2002
Total revenues	$103,945	$98,602	$118,804	$106,985
Gross profit	56,150	55,752	70,429	61,351
Income (loss) before extraordinary item	1,147	138	7,386	1,100
Net income (loss)	1,147	138	5,993	1,100
Net income (loss) applicable to common stockholders	1,099	90	(24,009)	1,100
Net income (loss) per share:
Net income (loss) applicable to common stockholders before extraordinary item	0.02	—	(0.25)	0.01
Extraordinary item (basic and diluted)	—	—	(0.02)	—
Basic	0.02	—	(0.27)	0.01
Diluted	0.01	—	(0.27)	0.01
Fiscal 2001
Total revenues	$86,486	$84,874	$104,501	$118,463
Gross profit	52,921	49,063	63,848	74,018
Income before extraordinary item	5,235	1,693	695	6,946
Net income	5,235	1,693	695	6,946
Net income applicable to common stockholders	5,235	1,693	691	6,898
Net income per share:
Net income applicable to common stockholders before extraordinary item	0.07	0.02	0.01	0.10
Extraordinary item (basic and diluted)	—	—	—	—
Basic	0.07	0.02	0.01	0.10
Diluted	0.06	0.02	0.01	0.08

        No cash dividends have been declared or paid in any period presented.

22.  Subsequent Event

        Subsequent to the end of fiscal 2002, on June 28, 2002, the Company acquired certain assets of Armature Holdings Ltd. (Armature). Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers. The assets acquired included all software applications, related trademarks and technologies. The purchase price for this transaction was 5.0 million pounds sterling ($7.6 million) in cash.