Form 10-Q
period 2002-08-31
LAWSON SOFTWARE INC
filed 2002-10-11
CIK 1141517

Use these links to rapidly review the document
LAWSON SOFTWARE, INC. Form 10-Q Index

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED AUGUST 31, 2002

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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        The number of shares of the registrant's common stock outstanding as of October 3, 2002 was 98,403,609.

LAWSON SOFTWARE, INC.

Form 10-Q

Index

PART I. FINANCIAL INFORMATION

ITEM 1.    FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)

	August 31, 2002	May 31, 2002
	(unaudited)
ASSETS
Current assets:
Cash and cash equivalents	$85,302	$73,148
Marketable securities	107,084	143,000
Trade accounts receivable, net	93,025	100,661
Deferred income taxes	19,285	19,285
Prepaid expenses and other assets	19,220	14,530

Total current assets	323,916	350,624
Long-term marketable securities	21,830	13,719
Property and equipment, net	24,668	26,092
Goodwill	31,083	26,851
Other intangible assets, net	14,173	11,304
Deferred income taxes	5,528	5,266
Other assets	2,622	2,612

Total assets	$423,820	$436,468

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,162	$1,225
Accounts payable	12,348	20,279
Accrued compensation and benefits	18,811	20,249
Other accrued liabilities	12,188	18,095
Deferred revenue and customer deposits	81,082	86,676

Total current liabilities	125,591	146,524
Long-term debt, less current portion	645	904
Other long-term liabilities	3,147	3,182

Total liabilities	129,383	150,610

Commitments and contingencies (Note 6)
Mandatorily redeemable common stock at redemption value	267	374

Stockholders' equity:
Preferred stock	—	—
Common stock	1,036	1,020
Additional paid-in capital	304,138	298,048
Treasury stock, at cost	(14,498)	(16,974)
Deferred stock-based compensation	(6,927)	(8,329)
Retained earnings	11,441	13,305
Accumulated other comprehensive loss	(753)	(1,212)
Adjustment for mandatorily redeemable common stock	(267)	(374)

Total stockholders' equity	294,170	285,484

Total liabilities, mandatorily redeemable securities and stockholders' equity	$423,820	$436,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31, 2002	August 31, 2001
Revenues:
License fees	$18,119	$35,122
Services	69,327	68,823

Total revenues	87,446	103,945
Cost of revenues:
Cost of license fees	3,175	10,714
Cost of services	37,841	37,081

Total cost of revenues	41,016	47,795

Gross profit	46,430	56,150
Operating expenses:
Research and development	15,304	16,832
Sales and marketing	28,515	30,041
General and administrative	6,521	6,179
Other general expenses (see Note 2)	—	486
Amortization of acquired intangibles	207	138

Total operating expenses	50,547	53,676

Operating (loss) income	(4,117)	2,474
Other income (expense):
Interest income	1,105	582
Interest expense	(44)	(1,144)

Total other income (expense)	1,061	(562)
(Loss) income before income taxes	(3,056)	1,912
(Benefit) provision for income taxes	(1,192)	765

Net (loss) income	(1,864)	1,147
Accretion on and conversion of preferred stock	—	(48)

Net (loss) income applicable to common stockholders	$(1,864)	$1,099

Net (loss) income per share:
Basic	$(0.02)	$0.02

Diluted	$(0.02)	$0.01

Shares used in computing net (loss) income per share:
Basic	96,845	66,724

Diluted	96,845	91,679

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31, 2002	August 31, 2001
Cash flows from operating activities:
Net (loss) income	$(1,864)	$1,147
Adjustments to reconcile net (loss) income to net cash used in operating activities:
Depreciation and amortization	3,070	2,512
Provision for doubtful accounts	465	675
Tax benefit from stockholder transactions	1,857	908
Tax commitment from exercise of stock options	(943)	(258)
Amortization of stock-based compensation	1,402	2,762
Amortization of discounts on notes payable	—	94
Amortization of discount and accretion of premium on marketable securities	121	(126)
Accretion on put warrants	—	679
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	7,171	(8,765)
Prepaid expenses and other assets	(4,546)	(182)
Accounts payable	(7,931)	2,547
Accrued and other liabilities	(7,096)	(2,861)
Income taxes payable	—	(5,212)
Deferred revenue and customer deposits	(5,583)	(3,298)

Net cash used in operating activities	(13,877)	(9,378)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(7,823)	(25,982)
Purchases of marketable securities	(53,430)	(3,947)
Sales and maturities of marketable securities	80,710	8,944
Purchases of property and equipment	(773)	(3,483)

Net cash provided by (used in) investing activities	18,684	(24,468)

Cash flows from financing activities:
Principal payments on long-term debt	(322)	(215)
Exercise of stock options	2,429	748
Issuance of treasury shares for employee stock purchase plan	5,240	—

Net cash provided by financing activities	7,347	533

Increase (decrease) in cash and cash equivalents	12,154	(33,313)
Cash and cash equivalents at beginning of period	73,148	58,839

Cash and cash equivalents at end of period	$85,302	$25,526

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s (the Company's) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended August 31, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2003. The condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2002.

2.    OTHER GENERAL EXPENSES

        During the three months ended August 31, 2001, the Company recognized $486 in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. Such costs were expensed as incurred. The Company did not incur similar expenses in the three months ended August 31, 2002.

3.    PER SHARE DATA

        Basic net (loss) income per share is computed using the net (loss) income applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three months ended August 31, 2002 as potential shares of common stock from conversion of stock options and warrants were anti-dilutive.

        The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended August 31,
	2002	2001
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(1,864)	$1,099

Weighted average common shares—basic	96,845	66,724

Basic net (loss) income per share	$(0.02)	$0.02

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders	$(1,864)	$1,147

Shares calculation:
Weighted average common shares	96,845	66,724
Effect of dilutive preferred stock	—	10,317
Effect of dilutive stock options and warrants	—	14,638

Weighted average common shares—diluted	96,845	91,679

Diluted net (loss) income per share	$(0.02)	$0.01

        Diluted net income per share for the three months ended August 31, 2001 assumes the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance. Diluted net loss per share for the three months ended August 31, 2002 excluded 25,788 potential shares of common stock from conversion of stock options and warrants as they were anti-dilutive.

4.    COMPREHENSIVE (LOSS) INCOME

        The following table presents the calculation of comprehensive (loss) income:

	Three Months Ended August 31,
	2002	2001
Net (loss) income	$(1,864)	$1,147
Unrealized loss on available for sale investments, net of tax	(245)	—
Translation adjustment	704	(473)

Comprehensive (loss) income	$(1,405)	$674

5.    RESTRUCTURING RESERVE

        The following table sets forth the Company's remaining restructuring reserves as of August 31, 2002, which are included in other accrued liabilities:

	Severance	Lease	Total
Balance, May 31, 2002	$2,943	$315	$3,258
Cash payments	(2,858)	(28)	(2,886)

Balance August 31, 2002	$85	$287	$372

        The cash payments related to lease obligations are expected to be made through June 2005.

6.    COMMITMENTS AND CONTINGENCIES

        Certain employees who were ESOP participants have the right to require the Company to repurchase any vested ESOP shares they receive at the market price. Consequently, shares held by those ESOP participants are considered mandatorily redeemable common stock and are recorded at the estimated fair market value at each balance sheet date. There were 59 mandatorily redeemable shares outstanding as of August 31, 2002 and May 31, 2002. In May 2002, the Company terminated the plan, subject to completion of applicable government filings. After final approval by the Internal Revenue Service, all remaining shares held in the plan will vest and be distributed to the participants. As a result, the mandatory redemption feature will be terminated. The termination will not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company has a $25.0 million revolving credit facility, which expires September 30, 2003. At August 31, 2002, no amounts were outstanding under this facility. The arrangements with the bank contain limitations on dividends and capital expenditures and require the compliance with specific financial ratios and covenants, which includes no net loss in excess of $4.0 million in any fiscal quarter and no net loss in each of any two consecutive fiscal quarters. The Company does not expect to be in compliance with that covenant for the fiscal quarter ending November 30, 2002. The Company believes that cash flow from operations, together with its cash, cash equivalents and marketable securities will be sufficient to meet its cash requirements for the foreseeable future.

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

7.    SEGMENT AND GEOGRAPHIC AREAS

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

        The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Three Months Ended August 31,
	2002	2001
Revenues:
Domestic operations	$82,236	$97,791
International operations	5,210	6,154

Consolidated	$87,446	$103,945

	August 31, 2002	May 31, 2002
Long-lived assets:
Domestic operations	$61,195	$63,605
International operations	8,729	642

Consolidated	$69,924	$64,247

8.    ACQUISITIONS

        These following acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated financial statements. The acquired assets and liabilities were recorded based upon their relative fair values at the date of acquisition.

        On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc., acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8,140. These assets consist of all software applications, related trademarks, technologies, intangibles, and certain fixed assets used in Armature's business. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

        The following table summarizes the estimated fair values of the Armature assets acquired and liabilities assumed as of the acquisition date. These amounts are based on preliminary estimates, accordingly the allocation of the purchase price is subject to refinement:

Acquisition price:
Cash consideration paid	$7,670
Acquisition costs	153

$7,823
Accrued severance cost	317

Total	$8,140

Purchase price allocation:
Tangible net assets acquired	$322
Intangible assets	3,390
Goodwill	4,428

Total	$8,140

        The total purchase price was allocated to tangible assets and liabilities, and intangible assets. Accrued severance cost represents the estimated severance related benefits for one terminated employee. Intangible assets include acquired technology and a customer list. The acquired technology totaling $1,582 will be amortized on a straight-line basis over five years and the customer list totaling $1,808 will be amortized on a straight-line basis over ten years.

        On July 11, 2001, the Company completed the acquisition of Account4, Inc. (Account4). Account4 provided web-based professional services automation software that enables services organizations to more efficiently manage their businesses and workforce.

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Armature and Account4 had taken place at the beginning of the periods presented:

	Three Months Ended August 31,
	2002	2001
Total revenues	$88,068	$107,630
Net loss	$(1,222)	$(2,301)
(Loss) per share—basic	$(0.01)	$(0.03)
(Loss) per share—diluted	$(0.01)	$(0.03)

        The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, eliminate interest expense, increased intangible asset amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, these pro forma amounts are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future.

9.    NEW ACCOUNTING PRONOUNCEMENTS

        Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption, the Company did not have any long-lived assets that were impaired.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 were effective for the Company beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows, but in accordance with the transition provisions will result in the Company's fiscal 2002 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

10.    SUBSEQUENT EVENT

        Subsequent to the three months ended August 31, 2002, the Company took measures to realign projected expenses with anticipated revenue levels. In September 2002, the Company announced that it would reduce its workforce by 12%, or approximately 240 employees and consolidate training facilities. As a result, the Company expects to record a charge of $5,000 to $6,000 in the three months ending November 30, 2002.

ITEM 2.    MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events which occur in the future. Readers should carefully review the risk factors described in the Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

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

        Since the fourth quarter of fiscal 2002, we have been adversely affected by the general economic slowdown in information technology spending by our current and prospective customers. This has affected the demand for our products and services, and as a result, had a negative impact on our revenues and earnings. In response, we undertook an initiative to reduce our cost structure at the end of fiscal 2002 by implementing a reduction in our workforce, closing a leased office facility, and implementing other cost savings initiatives. Subsequent to the end of the first quarter of fiscal 2003, we took additional measures to realign our projected expenses with anticipated revenue levels. In September 2002, we announced that we would reduce our workforce by an additional 12% or approximately 240 employees and consolidate training facilities. As a result, we expect to record a charge of $5.0 million to $6.0 million in the quarter ending November 30, 2002.

Acquisition

        On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc., acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8.1 million. These assets consist of all software applications, related trademarks, technologies, intangibles, and certain fixed assets used in Armature's business. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

        The transaction was accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated financial statements, and the assumed assets and liabilities were recorded based upon their relative fair values at the date of acquisition. These amounts are based on preliminary estimates as of that date.

        We allocated the excess purchase price over the fair value of the net tangible assets acquired of $8.1 million to the following assets and liabilities: $1.6 million to technology, $1.8 million to a customer list, and $4.4 million to goodwill. The technology and customer list are being amortized on a straight-line basis over estimated useful lives of five years for technology and ten years for the customer list. In accordance with SFAS No. 142, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Condensed Consolidated Financial Statements contained herein describes our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

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

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with the new accounting standard SFAS No. 142, "Goodwill and Other Intangible Assets", we test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of Operations

        The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended August 31,
	2002	2001
Revenues:
License fees	20.7%	33.8%
Services	79.3	66.2

Total revenues	100.0	100.0
Cost of revenues:
Cost of license fees	3.6	10.3
Cost of services	43.3	35.7

Total cost of revenues	46.9	46.0
Gross profit	53.1	54.0
Operating expenses:
Research and development	17.5	16.2
Sales and marketing	32.6	28.9
General and administrative	7.5	5.9
Other general expenses	—	0.5
Amortization of acquired intangibles	0.2	0.1

Total operating expenses	57.8	51.6

Operating (loss) income	(4.7)	2.4
Other income (expense), net	1.2	(0.6)

(Loss) income before income taxes	(3.5)	1.8
(Benefit) provision for income taxes	(1.4)	0.7

Net (loss) income	(2.1)%	1.1%

Three Months Ended August 31, 2002 Compared To Three Months Ended August 31, 2001

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $87.4 million for the three months ended August 31, 2002 from $103.9 million for the three months ended August 31, 2001, representing a decrease of 15.9%. This decrease was primarily due to lower demand for our products as a result of the continued general economic slowdown in information technology spending by our current and prospective customers.

        License Fees.    Revenues from license fees decreased to $18.1 million for the three months ended August 31, 2002 from $35.1 million for the three months ended August 31, 2001, representing a decrease of 48.4%. As a result of the continued economic slowdown in information technology spending, customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems. This has resulted in a decline in the volume of licensing activity and the average sales price. Revenues from license fees as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 20.7% and 33.8%, respectively. The decrease in license fees as a percentage of revenues was primarily a result of the decrease in license fees.

        Services.    Revenues from services increased to $69.3 million for the three months ended August 31, 2002 from $68.8 million for the three months ended August 31, 2001, representing an increase of 0.7%. Services revenues as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 79.3% and 66.2%, respectively.

        The current technology recession and decline in overall technology spending may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Historically, we have lower sales in our second fiscal quarter than our first fiscal quarter. Given the continuing economic slowdown in information technology spending, projections of future revenue and operating results are difficult to predict. There can be no assurance that our future revenue and operating results will not be adversely affected by the aforementioned factors.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees decreased to $3.2 million for the three months ended August 31, 2002 from $10.7 million for the three months ended August 31, 2001, representing a decrease of 70.4%. This decline primarily resulted from a decline in third party product sales and the overall decline in license fees. Cost of license fees as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 3.6% and 10.3%, respectively. Gross margin on revenue from license fees was 82.5% and 69.5% for the three months ended August 31, 2002 and 2001, respectively. The increase in gross margin on license fees was primarily attributable to a decreased proportion of third-party product sales in our revenue mix due, in part to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002.

        Cost of Services.    Cost of services includes the personnel and related travel and overhead costs for providing consulting, training, implementation and support services to customers. The cost of services is higher when such services are provided by third-party vendors. As a result, gross margins vary depending on the proportion of services provided by third parties in our revenue mix. Cost of services increased to $37.8 million for the three months ended August 31, 2002 from $37.1 million for the three months ended August 31, 2001, representing an increase of 2.0%. The increase in cost of services was primarily due to an increase in third-party party support expenses and due to the addition of headcount as a result of the Armature acquisition, partially offset by decreased compensation expense as the result of our workforce reduction in May 2002. Cost of services as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 43.3.% and 35.7%, respectively. Gross margin on services revenues were 45.4% and 46.1% for the three months ended August 31, 2002 and 2001. The increase in cost of services as a percentage of total revenues is due to the higher amount of revenue derived from services in relation to license fees. The decrease in gross margin on services was primarily attributable to an increase in billable travel costs in our revenue mix.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses decreased to $15.3 million for the three months ended August 31, 2002 from $16.8 million for the three months ended August 31, 2001, representing a decrease of 9.1%. The decrease in expense is due to a decrease in compensation expense related to our workforce reduction in May 2002 and a decline in foreign language translation services, partially offset by an increase in headcount as a result of the Armature acquisition. Research and development expenses as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 17.5% and 16.2%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and related travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $28.5 million for the three months ended August 31, 2002 from $30.0 million for the three months ended August 31, 2001, representing a decrease of 5.1%. The decrease in these expenses was primarily the result of cost saving initiatives and a reduction in sales incentive compensation due to decreased license revenue. Sales and marketing expenses as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 32.6% and 28.9%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting fees, consulting fees and bad debt expense. General and administrative expenses increased to $6.5 million for the three months ended August 31, 2002 from $6.2 million for the three months ended August 31, 2001, representing an increase of 5.5%. This increase is primarily due to additional headcount as a result of the Armature acquisition, $0.4 million non-recurring cost incurred for the audit of Armature in preparation for the required Form 8-K/A filing, and an increase in insurance costs. General and administrative expenses included non-cash charges for stock-based compensation of $0.6 and $1.4 million for the three months ended August 31, 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues for the three months ended August 31, 2002 and 2001 were 7.5% and 5.9%, respectively.

        Other General Expenses.    Other general expenses for the three months ended August 31, 2001 consisted of $0.5 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for the three months ended August 31, 2002.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.2 million and $0.1 million for the three months ended August 31, 2002 and 2001, respectively, consisted of amortization expense related to the acquisition of Account 4 in July 2001, Keyola in April 2002, and Armature in June 2002.

Other Income (Expense), Net

        Other income (expense), net increased to $1.1 million of net interest income for the three months ended August 31, 2002 from $(0.6) million of net interest expense for the three months ended August 31, 2001. We earned interest income of $1.1 million and $0.6 million for the three months ended August 31, 2002 and 2001, respectively. This was offset by interest expense of $44,000 and $1.1 million for the three months ended August 31, 2002 and 2001, respectively. The increase in interest income is due to the interest received on the invested proceeds from our initial public offering in December 2001. The decrease in interest expense is due to the repayment of Senior Subordinated Convertible Notes, subsequent to our initial public offering, that were outstanding during the three months ended August 31, 2001.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $(1.2) million for the three months ended August 31, 2002 compared to an income tax provision of $0.8 million for the three months ended August 31, 2001. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for the three months ended August 31, 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of August 31, 2002, we had $214.2 million in cash, cash equivalents and marketable securities and $198.3 million in working capital.

        Net cash used in operating activities was $13.9 million and $9.4 million for the three months ended August 31, 2002 and 2001, respectively. The increase in cash used in operations was primarily due to the net loss, an increase in prepaid and other assets, and a decrease in liabilities, partially offset by a decrease in accounts receivable.

        We completed all actions related to the workforce reduction plan approved in the fourth quarter of fiscal 2002. We made cash payments totaling $2.9 million for severance related costs and lease payments. At August 31, 2002, the remaining accrual was $0.4 million and consisted of remaining lease obligations, which we expect to pay over the remaining lease term through June 2005.

        Net cash provided by (used in) investing activities was $18.7 million and $(24.5) million for the three months ended August 31, 2002 and 2001, respectively. Cash flows provided by investing activity for the three months ended August 31, 2002 consisted of $27.3 million of net sales of marketable securities, partially offset by $7.8 million used for the purchase of Armature assets, and $0.8 million for the purchase of property and equipment.    Cash flows used in investing activities for the three months ended August 31, 2001 consisted of $26.0 million paid for the acquisition of Account4, $3.5 million used for the purchase of equipment, partially offset by $5.0 million provided by the net sales of marketable securities. We have generally funded capital expenditures through the use of cash generated through operations and stockholder transactions. We believe that the combination of cash and cash equivalents, marketable securities, and potential cash flows from operations will be sufficient for our expected purchases of property and equipment for at least the foreseeable future.

        Net cash provided by financing activities was $7.3 million and $0.5 million for the three months ended August 31, 2002 and 2001, respectively. Net cash provided by financing activities for the three months ended August 31, 2002 reflects $2.4 million received from the exercise of stock options, and $5.2 million received for the purchase of treasury shares from contributions made to our employee stock purchase plan, partially offset by $0.3 million used for repayment of debt. Net cash provided by financing activities for the three months ended August 31, 2001 reflects $0.7 million received from the exercise of stock options, partially offset by $0.2 million used for repayment of debt.

        We disclosed our significant lease obligations in our Annual Report on Form 10-K for the year ended May 31, 2002. There have been no significant changes to these obligations subsequent to our Form 10-K. We have no other off-balance sheet financing

        We have a $25.0 million revolving credit facility, which expires September 30, 2003. As of August 31, 2002, no amounts were outstanding under this facility. The arrangements with the bank contain limitations on dividends and capital expenditures and require the compliance with specific financial ratios and covenants, including no net loss in excess of $4.0 million in any fiscal quarter and no net loss in each of any two consecutive fiscal quarters. We do not expect to be in compliance with that covenant for the fiscal quarter ending November 30, 2002.

        We believe that cash flow from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for the foreseeable future.

New Accounting Pronouncements

        Effective June 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption, the Company did not have any long-lived assets which were impaired.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections" (SFAS 145). This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 were effective for the Company beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. The adoption of this statement did not to have a material impact on the Company's consolidated financial position, results of operations or cash flows, but in accordance with the transition provisions will result in the Company's fiscal 2002 extraordinary item being reclassified in the statement of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS No. 146). The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended May 31, 2002 contained in the Company's Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. The Company may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward- looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the first quarter of fiscal 2003, our license revenue was lower than the prior year period because prospective customers continued to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions and technology lifecycles. The current technology recession and decline in overall technology spending, terrorist activity and threats of hostilities in the Middle East may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these market and economic conditions, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In May 2002, we took measures to reduce expenses because of the shortfall in revenue, and incurred a restructuring charge for severance related benefits and the closure of a leased office facility. Subsequent to the end of the first quarter of fiscal 2003, we took additional measures to realign our projected expenses with anticipated revenue. In September 2002, we announced that we would reduce our workforce by an additional 12% or approximately 240 employees and consolidate training facilities.

        We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you that those reductions will be available to offset revenue declines.

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

Because our customers are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic conditions in the healthcare, professional services, retail, public sector and financial services industries. An economic downturn, or adverse change in the regulatory environment or business prospects for one or more of these industries may decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective customers in our target industries.

We may experience fluctuations in quarterly revenue that could adversely impact our stock price and our operating results.

        Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

  •
  a significant number of our existing and prospective customers' decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

  •
  we have historically had a higher concentration of sales in the second half of our fiscal year due to the nature of our sales personnel compensation programs;

  •
  the size of license transactions can vary significantly;

  •
  a decrease in license fee revenue may result in a decrease in services revenue in the same or subsequent quarters;

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

  •
  the number, timing and significance of software product enhancements and new software product announcements; and

  •
  we may have to defer revenues under our revenue recognition policies.

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

        It is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from six months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

  •
  reduced demand for enterprise software solutions;

  •
  introduction of products by our competitors;

  •
  lower prices offered by our competitors;

  •
  changes in budgets and purchasing priorities; and

  •
  reduced need to upgrade existing systems.

Our existing and prospective customers routinely require education regarding the use and benefit of our products. This may also lead to delays in receiving customers' orders.

A reduction in our licensing activity may result in reduced services revenues in future periods.

        Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may impact our consulting, training and maintenance service revenues in future periods.

We may be required to delay revenue recognition into future periods which could adversely impact our operating results.

        We have in the past had to, and in the future may have to, defer revenue recognition for license fees due to several factors, including the following situations:

  •
  the license agreements include applications that are under development or have other undelivered elements;

  •
  we must deliver services, including significant modifications, customization or complex interfaces, which could delay product delivery or acceptance;

  •
  the transaction includes acceptance criteria;

  •
  the transaction includes contingent payment terms or fees;

  •
  a third-party vendor, whose technology is incorporated into our software products, delays delivery of the final software product to the customer;

  •
  we are required to accept a fixed-fee services contract; or

  •
  we are required to accept extended payment terms.

        Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.

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

        We license complementary third-party software products that we incorporate into, or resell with, our own software products. For example, we have reseller relationships with Hyperion Solutions Corporation and Crystal Decisions, Inc. that allows us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. Specifically, the failure to meet such minimum sales requirements under the Hyperion contract would permit Hyperion to terminate our agreement. A failure to renew, or early termination of, this license or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

        If our international operations expand, our business may become subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the

United States. The following factors, among others, could have an adverse effect on our business and operating results:

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures to protect this information. In addition, to date we have filed only one patent application but we intend to file additional patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for many of our products. We may also permit customers to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

Business disruptions may interfere with our ability to conduct business.

        Business disruptions could affect our future operating results. Our operating results and financial condition could be adversely affected in the event of a major fire or other catastrophic event, such the recent terrorist attacks on the United States. Impaired access or significant damage to our data center at our headquarters in St. Paul, Minnesota due to such an event could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Financial outlook

        From time to time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot provide assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us, our products and services, and the software industry when evaluating our prospective results of operations.

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

        We do not utilize any derivative security instruments. Our investments are based on the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of August 31, 2002, the average maturity of our investment securities was less than 3 months and all investment securities had maturities less than 24 months. As of August 31, 2002, we consider the reported amounts of these investments to be reasonable approximations of their values. Therefore, changes in the market interest rates will not have a material impact on our financial position.

        Through August 31, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

ITEM 4.    EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

(a)
Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Exchange Act) as of a date (the "Evaluation Date") within 90 days prior to the filing date of this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the Evaluation Date, our disclosure controls and procedures are effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)
Changes in internal controls.

        There were no significant changes made in our internal controls during the period covered by this report or, to our knowledge, in other factors that could significantly affect these controls subsequent to the date of their evaluation.

PART II.    OTHER INFORMATION

ITEM 1.    LEGAL PROCEEDINGS

        The Company is involved in various claims and legal actions in the normal course of business.

ITEM 2.    CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
None

(d)
Use of Proceeds

        As of August 31, 2002, we held $169.0 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended August 31, 2002, we used approximately $7.8 million for the acquisition of Armature and $0.8 million of capital expenditures.

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5.    OTHER INFORMATION

        None

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

  (a)
  Exhibits

          99.1     Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350

          99.2     Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

  (b)
  Reports on Form 8-K

            During the quarter ended August 31, 2002, the Company filed on July 15, 2002 a Report on Form 8-K reporting under Item 2 its completion of the acquisition of assets of Armature Limited and Armature Group Limited (collectively "Armature").

            Subsequent to the quarter ended August 31, 2002, the Company filed on September 10, 2002 a Report on Form 8-K/A amending Items 2 and 7 of the Report on Form 8-K filed July 15, 2002, to provide pro forma information and financial statements for Armature as required under Item 7.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2002	LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

CERTIFICATIONS

Certification of Chief Executive Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

        I, John J. Coughlan, certify that:

  1.    I have reviewed this quarterly report on Form 10-Q of Lawson Software, Inc.:

  2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002
/s/ JOHN J. COUGLAN John J. Coughlan President and Chief Executive Officer

Certification of Chief Financial Officer
Pursuant to Section 302 of the
Sarbanes-Oxley Act of 2002

        I, Robert G. Barbieri, certify that:

  1.    I have reviewed this quarterly report on Form 10-Q of Lawson Software, Inc.;

  2.    Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

  3.    Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

  4.    The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

  a)    designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

  b)    evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

  c)    presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

  5.    The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

  a)    all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

  b)    any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

  6.    The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: October 10, 2002
/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350