Form 10-Q
period 2002-11-30
LAWSON SOFTWARE INC
filed 2003-01-08
CIK 1141517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED NOVEMBER 30, 2002
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

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒ NO☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act). YES ☒ NO☐

        The number of shares of the registrant's common stock outstanding as of January 3, 2003 was 99,480,049.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 30, 2002	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$96,689	$73,148
Marketable securities	125,566	143,000
Trade accounts receivable, net	77,825	100,661
Deferred income taxes	19,285	19,285
Prepaid expenses and other assets	21,569	14,530

Total current assets	340,934	350,624
Long-term marketable securities	8,464	13,719
Property and equipment, net	23,977	26,092
Goodwill	31,182	26,851
Other intangible assets, net	13,586	11,304
Deferred income taxes	5,449	5,266
Other assets	2,496	2,612

Total assets	$426,088	$436,468

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,048	$1,225
Accounts payable	12,689	20,279
Accrued compensation and benefits	20,331	20,249
Other accrued liabilities	14,253	18,095
Deferred revenue and customer deposits	80,519	86,676

Total current liabilities	128,840	146,524
Long-term debt, less current portion	458	904
Other long-term liabilities	3,377	3,182

Total liabilities	132,675	150,610

Commitments and contingencies (Note 6)
Mandatorily redeemable common stock at redemption value	291	374

Stockholders' equity:
Preferred stock	—	—
Common stock	1,044	1,020
Additional paid-in capital	304,786	298,048
Treasury stock, at cost	(14,498)	(16,974)
Deferred stock-based compensation	(4,978)	(8,329)
Retained earnings	7,956	13,305
Accumulated other comprehensive loss	(897)	(1,212)
Adjustment for mandatorily redeemable common stock	(291)	(374)

Total stockholders' equity	293,122	285,484

Total liabilities, mandatorily redeemable common stock and stockholders' equity	$426,088	$436,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Nov. 30, 2002	Nov. 30, 2001	Nov. 30, 2002	Nov. 30, 2001
Revenues:
License fees	$19,005	$30,081	$37,124	$65,203
Services	68,802	68,521	138,129	137,344

Total revenues	87,807	98,602	175,253	202,547
Cost of revenues:
Cost of license fees	3,603	5,022	6,778	15,736
Cost of services	35,899	37,828	73,740	74,909

Total cost of revenues	39,502	42,850	80,518	90,645
Gross profit	48,305	55,752	94,735	111,902
Operating expenses:
Research and development	14,286	16,307	29,590	33,139
Sales and marketing	24,801	30,358	53,316	60,399
General and administrative	9,982	8,019	16,503	14,198
Other general expenses (see Note 2)	—	169	—	655
Restructuring charge	5,823	—	5,823	—
Amortization of acquired intangibles	222	208	429	346

Total operating expenses	55,114	55,061	105,661	108,737

Operating (loss) income	(6,809)	691	(10,926)	3,165
Other income (expense):
Interest income	1,129	249	2,234	831
Interest expense	(33)	(710)	(77)	(1,854)

Total other income (expense)	1,096	(461)	2,157	(1,023)
(Loss) income before income taxes	(5,713)	230	(8,769)	2,142
(Benefit) provision for income taxes	(2,228)	92	(3,420)	857

Net (loss) income	(3,485)	138	(5,349)	1,285

Accretion on preferred stock	—	(48)	—	(96)

Net (loss) income applicable to common stockholders	$(3,485)	$90	$(5,349)	$1,189

Net (loss) income per share:
Basic	$(0.04)	$0.00	$(0.05)	$0.02

Diluted	$(0.04)	$0.00	$(0.05)	$0.01

Shares used in computing net (loss) income per share:
Basic	98,453	67,040	97,649	66,882

Diluted	98,453	91,662	97,649	91,670

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	Nov. 30, 2002	Nov. 30, 2001
Cash flows from operating activities:
Net (loss) income	$(5,349)	$1,285
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	7,091	5,441
Provision for doubtful accounts	1,523	2,150
Tax benefit from stockholder transactions	2,498	1,818
Tax commitment from exercise of stock options	(1,150)	(941)
Accretion on put warrants	—	935
Amortization of stock-based compensation	1,701	5,010
Amortization of discounts on notes payable	—	188
Amortization of discount and accretion of premium on marketable securities	301	(267)
Restructuring	5,823	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	21,313	(10,254)
Prepaid expenses and other assets	(6,941)	(3,362)
Accounts payable	(7,590)	(1,398)
Accrued and other liabilities	(9,601)	(2,983)
Income taxes payable	—	(5,212)
Deferred revenue and customer deposits	(6,101)	(7,563)

Net cash provided by (used in) operating activities	3,518	(15,153)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(7,823)	(25,995)
Purchases of marketable securities	(139,553)	(3,947)
Sales and maturities of marketable securities	161,983	18,991
Purchases of property and equipment	(3,501)	(9,270)

Net cash provided by (used in) investing activities	11,106	(20,221)

Cash flows from financing activities:
Principal payments on long-term debt	(623)	(439)
Exercise of stock options	4,300	1,085
Issuance of treasury shares for employee stock purchase plan	5,240	—

Net cash provided by financing activities	8,917	646

Increase (decrease) in cash and cash equivalents	23,541	(34,728)
Cash and cash equivalents at beginning of period	73,148	58,839

Cash and cash equivalents at end of period	$96,689	$24,111

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s (the Company's) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended November 30, 2002 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2003. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2002.

2.    OTHER GENERAL EXPENSES

        The Company recognized $169 and $655 during the three months and six months ended November 30, 2001, respectively, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. Such costs were expensed as incurred. The Company did not incur similar expenses in the three months or six months ended November 30, 2002.

3.    PER SHARE DATA

        Basic net (loss) income per share is computed using the net (loss) income applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net income per share for the three months and six months ended November 30, 2001 has been calculated using the net income before accretion on preferred stock and assumes the conversion of all outstanding shares of preferred stock into shares of common stock, as if the shares had converted immediately upon their issuance. Diluted net loss per common share does not differ from basic net loss per common share in the three months and six months ended November 30, 2002 as potential shares of common stock from conversion of stock options and warrants were anti-dilutive. Diluted net loss per share for the three months and six months ended November 30, 2002 excluded 24,358 potential shares of common stock from conversion of stock options and warrants as they were anti-dilutive.

        The following table sets forth the computation of basic and diluted net (loss) income per share:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(3,485)	$90	$(5,349)	$1,189

Weighted average common shares—basic	98,453	67,040	97,649	66,882

Basic net (loss) income per share	$(0.04)	$0.00	$(0.05)	$0.02

Diluted earnings per share computation:
Net (loss) income	$(3,485)	$138	$(5,349)	$1,285

Shares calculation:
Weighted average common shares	98,453	67,040	97,649	66,882
Effect of dilutive preferred stock	—	10,316	—	10,316
Effect of dilutive stock options and warrants	—	14,306	—	14,472

Weighted average common shares—diluted	98,453	91,662	97,649	91,670

Diluted net (loss) income per share	$(0.04)	$0.00	$(0.05)	$0.01

4.    COMPREHENSIVE (LOSS) INCOME

        The following table presents the calculation of comprehensive (loss) income:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Net (loss) income	$(3,485)	$138	$(5,349)	$1,285
Unrealized gain on available for sale investments, net of tax	269	—	23	—
Translation adjustment	(413)	9	292	(464)

Comprehensive (loss) income	$(3,629)	$147	$(5,034)	$821

5.    RESTRUCTURING

Fiscal 2003 Restructuring

        During the three months ended November 30, 2002, the Company approved a restructuring plan to realign projected expenses with anticipated revenue levels and incurred a restructuring charge of $5,823, which included $4,763 of severance and related benefits and $1,060 for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the quarter ended November 30, 2002. The Company expects to pay all termination benefits by May 2003. The cash payments related to lease obligations are expected to be made through October 2003.

        The following table sets forth the Company's remaining restructuring reserves related to the fiscal 2003 restructuring plan as of November 30, 2002, which are included in other accrued liabilities:

	Severance and Related Benefits	Facilities	Total
Provision for restructuring charge	$4,763	$1,060	$5,823
Non-cash	—	(42)	(42)
Cash payments	(4,188)	—	(4,188)

Balance, November 30, 2002	$575	$1,018	$1,593

Fiscal 2002 Restructuring

        The following table sets forth the Company's remaining restructuring reserves related to the fiscal 2002 restructuring plan as of November 30, 2002, which are included in other accrued liabilities:

	Severance and Related Benefits	Facilities	Total
Balance, May 31, 2002	$2,943	$315	$3,258
Cash payments	(2,937)	(86)	(3,023)

Balance, November 30, 2002	$6	$229	$235

        The cash payments related to lease obligations are expected to be made through June 2005.

6.    COMMITMENTS AND CONTINGENCIES

        Certain employees who were ESOP participants have the right to require the Company to repurchase any vested ESOP shares they receive at the market price. Consequently, shares held by those ESOP participants are considered mandatorily redeemable common stock and are recorded at the estimated fair market value at each balance sheet date. There were 59 mandatorily redeemable shares outstanding as of November 30, 2002 and May 31, 2002. In May 2002, the Company terminated the plan, subject to completion of applicable government filings. In December 2002, the Company received final approval by the Internal Revenue Service. All remaining shares held in the plan will be distributed to the participants in February 2003. As a result, the mandatory redemption feature terminated, and the mandatorily redeemable common stock amounts will be removed from the balance sheet in February 2003. The termination will not have a material impact on the Company's financial position, results of operations or cash flows.

        The Company has a $25,000 revolving credit facility, which expires on September 30, 2003. At November 30, 2002, the Company had no amounts outstanding under the revolving credit facility. The agreement with the bank contains limitations on dividends and capital expenditures and requires the compliance with specific financial ratios and covenants. The Company was in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at November 30, 2002.

        The Company has a contingent consideration agreement related to the acquisition of Keyola in fiscal 2002. Under the terms of the agreement, additional cash payments ranging from zero to $2,250 are contingent upon the future performance of Keyola, measured annually through fiscal 2005, and will be recorded as additional goodwill if earned.

        The Company's operating lease commitments are disclosed in detail in the Company's Form 10-K for the year-ended May 31, 2002. As a result of a new leased facility in the United Kingdom, the Company's total future operating lease commitments have changed at November 30, 2002, and are summarized as follows:

        Future minimum lease payments:

2003	$6,787
2004	9,871
2005	8,497
2006	6,767
2007	6,365
Thereafter	46,633

Total minimum lease payments	$84,920

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

        The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Revenues:
Domestic operations	$81,447	$89,894	$163,683	$187,685
International operations	6,360	8,708	11,570	14,862

Consolidated	$87,807	$98,602	$175,253	$202,547

	Nov. 30, 2002	May 31, 2002
Long-lived assets:
Domestic operations	$58,411	$63,605
International operations	10,334	642

Consolidated	$68,745	$64,247

8.    ACQUISITIONS

        The following acquisitions were accounted for using the purchase method of accounting and, accordingly, the results of operations subsequent to the acquisition date are included in the accompanying condensed consolidated financial statements. The acquired assets and liabilities were recorded based upon their relative fair values at the date of acquisition.

        On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc. acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8,140. These assets consist of all software applications, related trademarks, technologies, intangibles and certain fixed assets used in Armature's business. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

        The following table summarizes the estimated fair values of the Armature assets acquired and liabilities assumed as of the acquisition date. These amounts are based on preliminary estimates due to the finalization of certain tax attributes; accordingly the allocation of the purchase price is subject to refinement:

Acquisition price:
Cash consideration paid	$7,670
Acquisition costs	153

$7,823
Accrued severance cost	317

Total	$8,140

Purchase price allocation:
Tangible net assets acquired	$322
Intangible assets	3,390
Goodwill	4,428

Total	$8,140

        The total purchase price was allocated to tangible assets, liabilities and intangible assets. Accrued severance cost represents the estimated severance and related benefits for one terminated employee. Intangible assets include acquired technology and a customer list. The acquired technology totaling $1,582 will be amortized on a straight-line basis over five years and the customer list totaling $1,808 will be amortized on a straight-line basis over ten years.

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

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Armature and Account4 had taken place at the beginning of the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Total revenues	$87,807	$103,201	$175,875	$210,831
Net loss	$(3,485)	$(1,101)	$(4,707)	$(3,402)
Loss per share—basic	$(0.04)	$(0.02)	$(0.05)	$(0.05)
Loss per share—diluted	$(0.04)	$(0.02)	$(0.05)	$(0.05)

        The pro forma results for the three months ended November 30, 2002 do not differ from actual reported results because Armature and Account4 were owned for the entire period. The pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, eliminate interest expense, increased intangible asset amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement related to the rescission of FASB Statement No. 4 were effective for the Company beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows, but in accordance with the transition provisions will result in the Company's fiscal 2002 extraordinary item being reclassified in the statement of operations to other expense beginning in the quarter ending February 28, 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will implement the disclosure provisions in the quarter ending August 31, 2003.

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

        Since the fourth quarter of fiscal 2002, we have been adversely affected by the general economic slowdown in information technology spending by our current and prospective customers. This has affected the demand for our products and services, and as a result, had a negative impact on our revenues and earnings. In response, we undertook an initiative to reduce our cost structure at the end of fiscal 2002 by implementing a reduction in our workforce, closing a leased office facility, and implementing other cost savings initiatives. During the three months ended November 30, 2002 we took additional measures to realign our projected expenses with anticipated revenue levels. In the quarter ended November 30, 2002, we approved a restructuring plan which included reducing our workforce and consolidating certain training facilities. As a result, we recorded a restructuring charge of $5.8 million in the three months ended November 30, 2002. The plan included the termination of 244 employees in various functions including administrative, professional and managerial, in the United States, Canada and Europe. At November 30, 2002, the remaining accrual of $1.6 million represents remaining lease obligations for office and training facilities closed or consolidated which will be paid over the remaining lease terms through October 2003, and unpaid employee termination costs which will be paid by May 2003.

Acquisition

        On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc. (Lawson) acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8.1 million. These assets consist of all software applications, related trademarks, technologies, intangibles and certain fixed assets used in Armature's business. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

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

        We allocated the excess purchase price over the fair value of the net tangible assets acquired of $7.8 million to the following assets: $1.6 million to technology, $1.8 million to a customer list, and $4.4 million to goodwill. The technology and customer list are being amortized on a straight-line basis over estimated useful lives of five years and ten years, respectively. In accordance with SFAS No. 142, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized.

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

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with the new accounting standard SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

        Deferred Taxes.    Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves us estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of November 30, 2002, as we expect to be able to utilize all of our deferred tax assets. The ability to utilize our deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially impact our final position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of Operations

        The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
	2002	2001	2002	2001
Revenues:
License fees	21.6%	30.5%	21.2%	32.2%
Services	78.4	69.5	78.8	67.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.1	5.1	3.9	7.8
Cost of services	40.9	38.4	42.0	37.0

Total cost of revenues	45.0	43.5	45.9	44.8
Gross profit	55.0	56.5	54.1	55.2
Operating expenses:
Research and development	16.3	16.5	16.9	16.4
Sales and marketing	28.2	30.8	30.4	29.8
General and administrative	11.4	8.1	9.4	7.0
Other general expenses	—	0.2	—	0.3
Restructuring charge	6.6	—	3.3	—
Amortization of acquired intangibles	0.3	0.2	0.3	0.2

Total operating expenses	62.8	55.8	60.3	53.7

Operating (loss) income	(7.8)	0.7	(6.2)	1.5
Other income (expense)	1.3	(0.5)	1.2	(0.5)

(Loss) income before income taxes	(6.5)	0.2	(5.0)	1.0
(Benefit) provision for income taxes	(2.5)	0.1	(1.9)	0.4

Net (loss) income	(4.0)%	0.1%	(3.1)%	0.6%

Three Months Ended November 30, 2002 Compared To Three Months Ended November 30, 2001

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $87.8 million for the three months ended November 30, 2002 from $98.6 million for the three months ended November 30, 2001, representing a decrease of 10.9%. The decrease was primarily due to lower demand for our products. The general economic slowdown in information technology has continued to decrease the demand for our products by our customers and prospective customers.

        License Fees.    Revenues from license fees decreased to $19.0 million for the three months ended November 30, 2002 from $30.1 million for the three months ended November 30, 2001, representing a decrease of 36.8%. As a result of the continued economic slowdown in information technology spending, customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems. This has resulted in a decline in the average sales price. Revenues from license fees as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 21.6% and 30.5%, respectively.

        Services.    Revenues from services increased to $68.8 million for the three months ended November 30, 2002 from $68.5 million for the three months ended November 30, 2001, representing an increase of 0.4%. Services revenues as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 78.4% and 69.5%, respectively.

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

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees decreased to $3.6 million for the three months ended November 30, 2002 from $5.0 million for the three months ended November 30, 2001, representing a decrease of 28.3%. This decline reflects the overall decline in license fees. Cost of license fees as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 4.1% and 5.1%, respectively. Gross margin on revenue from license fees was 81.0% and 83.3% for the three months ended November 30, 2002 and 2001, respectively. The decrease in gross margin on license fees was primarily attributable to the relatively fixed nature of certain costs including amortization expense for acquired software and software delivery expenses in relation to license fees.

        Cost of Services.    Cost of services includes the personnel and related travel and overhead costs for providing consulting, training, implementation and support services to customers. The cost of services is higher when such services are provided by third-party vendors. As a result, gross margins vary depending on the proportion of services provided by third parties in our revenue mix. Cost of services decreased to $35.9 million for the three months ended November 30, 2002 from $37.8 million for the three months ended November 30, 2001, representing a decrease of 5.1%. The decrease in cost of services was primarily due to lower compensation expense as a result of our May and September 2002 workforce reductions, and a decline in third-party consulting expenses due to a lower proportion of third-party services in our revenue mix. These declines are partially offset by an increase in expenses due to the addition of headcount as a result of the Armature acquisition. Cost of services as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 40.9% and 38.4%, respectively. Gross margin on services revenues were 47.8% and 44.8% for the three months ended November 30, 2002 and 2001, respectively. The increase in cost of services as a percentage of total revenues is due to the higher amount of revenue derived from services in relation to license fees. The increase in gross margin on services was primarily attributable to the workforce reduction actions taken as well as the decrease in third-party services in our revenue mix.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses decreased to $14.3 million for the three months ended November 30, 2002 from $16.3 million for the three months ended November 30, 2001, representing a decrease of 12.4%. The decrease in expense is due to a decrease in compensation expense related to our May and September 2002 workforce reductions, partially offset by an increase in headcount as a result of the Armature acquisition. Research and development expenses as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 16.3% and 16.5%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $24.8 million for the three months ended November 30, 2002 from $30.4 million for the three months ended November 30, 2001, representing a decrease of 18.3%. The decrease in these expenses was primarily the result of a decrease in compensation expense reflecting our May and September 2002 workforce reductions and decreased non-cash stock based compensation expense resulting from stock option forfeitures. Sales and marketing expenses included a non-cash gain for stock-based compensation of $0.3 million related to the forfeiture of stock options for the three months ended November 30, 2002, and non-cash charges of $0.7 million for the three months ended November 30,2001. The decrease also reflects lower sales incentive compensation and third-party partner sales commissions due to decreased license revenue. These declines are partially offset by increased marketing expenditures related to brand awareness efforts following our initial public offering. Sales and marketing expenses as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 28.2% and 30.8%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting fees, consulting fees and bad debt expense. General and administrative expenses increased to $10.0 million for the three months ended November 30, 2002 from $8.0 million for the three months ended November 30, 2001, representing an increase of 24.5%. This increase is primarily due to increased lease termination expense related to our former headquarters of $0.7 million, an asset impairment charge related to a discontinued project of $0.7 million, additional headcount as a result of the Armature acquisition of $0.3 million and an increase in insurance costs of $0.2 million, partially offset by a reduction in compensation expense related to our May and September 2002 workforce reduction. General and administrative expenses included non-cash charges for stock-based compensation of $0.5 million and $1.1 million for the three months ended November 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues for the three months ended November 30, 2002 and 2001 were 11.4% and 8.1%, respectively, reflecting the increase in expenses and the decline in total revenue.

        Other General Expenses.    Other general expenses for the three months ended November 30, 2001 consisted of $0.2 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for the three months ended November 30, 2002.

        Restructuring charge.    During the three months ended November 30, 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $5.8 million. The plan included the termination and payment of severance-related benefits for 244 employees in various functions including administrative, professional and managerial, in the United States, Canada and Europe. All terminations and associated payments are expected to be completed by

May 2003. The charge also included expenses related to the closure and consolidation of facilities. The remaining facility closure expenses are expected to be paid through October 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.2 million for the three months ended November 30, 2002 and 2001 consisted of amortization expense related to the acquisition of Account4 in July 2001, Keyola in April 2002, and Armature in June 2002.

Other Income (Expense), Net

        Other income (expense), net increased to $1.1 million of net interest income for the three months ended November 30, 2002 from $0.5 million of net interest expense for the three months ended November 30, 2001. We earned interest income of $1.1 million and $0.2 million for the three months ended November 30, 2002 and 2001, respectively. This was offset by interest expense of $0.7 million for the three months ended November 30, 2001. The increase in interest income is due to the interest received on the invested proceeds from our initial public offering in December 2001. The decrease in interest expense is due to the repayment of Senior Subordinated Convertible Notes, subsequent to our initial public offering, that were outstanding during the three months ended November 30, 2001.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $2.2 million for the three months ended November 30, 2002 compared to an income tax provision of $0.1 million for the three months ended November 30, 2001. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for the three months ended November 30, 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses.

Six Months Ended November 30, 2002 Compared To Six Months Ended November 30, 2001

Revenues

        Total Revenues.    Total revenues decreased to $175.3 million for the six months ended November 30, 2002 from $202.5 million for the six months ended November 30, 2001, representing a decrease of 13.5%. The decrease was primarily due to lower demand for our products. The general economic slowdown in information technology has continued to decrease the demand for our products by our customers and prospective customers.

        License Fees.    Revenues from license fees decreased to $37.1 million for the six months ended November 30, 2002 from $65.2 million for the three months ended November 30, 2001, representing a decrease of 43.1%. As a result of the continued economic slowdown in information technology spending, customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems. This has resulted in a decline in the average sales price. Revenues from license fees as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 21.2% and 32.2%, respectively. The decrease in license fees as a percentage of total revenues was primarily a result of the decrease in license fees and a slight increase in revenues from services during the period.

        Services.    Revenues from services increased to $138.1 million for the six months ended November 30, 2002 from $137.3 million for the six months ended November 30, 2001, representing an increase of 0.6%. Services revenues as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 78.8% and 67.8%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees decreased to $6.8 million for the six months ended November 30, 2002 from $15.7 million for the six months ended November 30, 2001, representing a decrease of 56.9%. This decline reflects the overall decline in license fees as well as a decline in the percentage of third-party product sales in our license revenue mix. Cost of license fees as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 3.9% and 7.8%, respectively. Gross margin on revenue from license fees was 81.7% and 75.9% for the six months ended November 30, 2002 and 2001, respectively. The increase in gross margin on license fees was primarily attributable to a decreased proportion of third-party product sales in our revenue mix, due, in part, to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002.

        Cost of Services.    Cost of services decreased to $73.7 million for the six months ended November 30, 2002 from $74.9 million for the six months ended November 30, 2001, representing a decrease of 1.6%. The decrease in cost of services was primarily due to a reduction in compensation expense and related employee costs as a result of our May and September 2002 workforce reductions, and a decline in third-party consulting expenditures due to a lower proportion of third-party services in our revenue mix. These decreases are partially offset by an increase in third party support expenses related to third party product sales in fiscal 2002 and due to the addition of headcount as a result of the Armature acquisition. Cost of services as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 42.0% and 37.0%, respectively. Gross margin on services revenues were 46.6% and 45.5% for the six months ended November 30, 2002 and 2001, respectively. The increase in cost of services as a percentage of total revenues is due to the higher amount of revenue derived from services in relation to license fees. The increase in gross margin on services was primarily attributable to the lower proportion of third-party services in our revenue mix and the reduction of our workforce.

Operating Expenses

        Research and Development.    Research and development expenses decreased to $29.6 million for the six months ended November 30, 2002 from $33.1 million for the six months ended November 30, 2001, representing a decrease of 10.7%. Research and development expenses as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 16.9% and 16.4%, respectively. The decrease in expense is due to a decrease in compensation expense related to our May and September 2002 workforce reductions, and a decline in costs for foreign language translation, partially offset by an increase in headcount as a result of the Armature acquisition.

        Sales and Marketing.    Sales and marketing expenses decreased to $53.3 million for the six months ended November 30, 2002 from $60.4 million for the six months ended November 30, 2001, representing a decrease of 11.7%. The decrease in these expenses was primarily the result of cost savings initiatives, a decrease in compensation expenses reflecting our May and September 2002 workforce reductions and a reduction in sales incentive compensation due to decreased license revenue. Sales and marketing expenses included non-cash charges for stock-based compensation of $0.2 million and $1.5 million for the six months ended November 30, 2002 and 2001, respectively. Sales and marketing expenses as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 30.4% and 29.8%, respectively.

        General and Administrative.    General and administrative expenses increased to $16.5 million for the six months ended November 30, 2002 from $14.2 million for the six months ended November 30, 2001, representing an increase of 16.2%. This increase is primarily due to increased lease termination expense related to our former headquarters of $0.7 million, an asset impairment charge related to a discontinued project of $0.7 million, additional headcount as a result of the Armature acquisition of $1.0 million, non-recurring costs of $0.5 million incurred for the audit of Armature in preparation for the required Form 8-K/A filing, and an increase in insurance costs of $0.5 million. These increases are partially offset by a reduction in compensation expense related to our May and September 2002 workforce reduction actions. General and administrative expenses included non-cash charges for stock-based compensation of $1.1 million and $2.5 million for the six months ended November 30, 2002 and 2001, respectively. General and administrative expenses as a percentage of total revenues for the six months ended November 30, 2002 and 2001 were 9.4% and 7.0%, respectively.

        Other General Expenses.    Other general expenses for the six months ended November 30, 2001 consisted of $0.7 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for the six months ended November 30, 2002.

        Restructuring charge.    During the six months ended November 30, 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $5.8 million. The plan included the termination and payment of severance-related benefits for 244 employees in various functions including administrative, professional, and managerial, in the United States, Canada and Europe. All severance related payments are expected to be completed by May 2003. The charge also included expenses related to the closure and consolidation of facilities. The remaining facility closure expenses are expected to be paid through October 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.4 million and $0.3 million for the six months ended November 30, 2002 and 2001, respectively, consisted of amortization expense related to the acquisition of Account4 in July 2001, Keyola in April 2002, and Armature in June 2002.

Other Income (Expense), Net

        Other income (expense), net increased to $2.2 million of net interest income for the six months ended November 30, 2002 compared to $1.0 million of net interest expense for the six months ended November 30, 2001. We earned interest income of $2.2 million and $0.8 million for the six months ended November 30, 2002 and 2001, respectively. This was offset by interest expense of $0.1 and $1.9 million for the six months ended November 30, 2002 and 2001, respectively. The increase in interest income is due to the interest received on the invested proceeds from our initial public offering in December 2001. The decrease in interest expense is due to the repayment of Senior Subordinated Convertible Notes, subsequent to our initial public offering, that were outstanding during the six months ended November 30, 2001.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $3.4 million for the six months ended November 30, 2002 compared to an income tax provision of $0.9 million for the six months ended November 30, 2001. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for the six months ended November 30, 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of November 30, 2002, we had $230.7 million in cash, cash equivalents and marketable securities and $212.1 million in working capital.

        Net cash provided by (used in) operating activities was $3.5 million and $(15.2) million for the six months ended November 30, 2002 and 2001, respectively. The increase in cash provided in operations was primarily due to a decrease in accounts receivable, partially offset by our net loss and a decrease in accounts payable and other liabilities.

        Net cash provided by (used in) investing activities was $11.1 million and $(20.2) million for the six months ended November 30, 2002 and 2001, respectively. Cash flows provided by investing activity for the six months ended November 30, 2002 consisted of $22.4 million of net sales of marketable securities, partially offset by $7.8 million used for the purchase of Armature assets, and $3.5 million for the purchase of property and equipment. Cash flows used in investing activities for the six months ended November 30, 2001 consisted primarily of $26.0 million paid for the acquisition of Account4. We have generally funded capital expenditures through the use of cash generated through operations and stockholder transactions.

        Net cash provided by financing activities was $8.9 million and $0.6 million for the six months ended November 30, 2002 and 2001, respectively. Net cash provided by financing activities for the six months ended November 30, 2002 reflects $4.3 million received from the exercise of stock options and $5.2 million from the issuance of treasury shares for our employee stock purchase program, partially offset by $0.6 million used for repayment of debt. Net cash provided by financing activities for the six months ended November 30, 2001 reflects $1.1 million received from the exercise of stock options, partially offset by $0.4 million used for repayment of debt.

        We have a contingent consideration agreement related to the acquisition of Keyola in fiscal 2002. Under the terms of the agreement additional cash payments ranging from zero to $2.3 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005, and will be recorded as additional goodwill if earned.

        Our Board of Directors has authorized us to repurchase, from time to time, up to $15.0 million of our common shares. We expect that the share repurchase will be largely funded by cash proceeds obtained throughout calendar year 2002 from exercise of employee stock options and the employee stock purchase plan. The repurchased shares will be used for general corporate purposes.

        We disclosed our significant lease obligations in our Annual Report on Form 10-K for the year ended May 31, 2002. We have summarized future minimum lease commitments at November 30, 2002 in note 6 to the condensed consolidated financial statements included in this Form 10-Q.

        We have a $25.0 million revolving credit facility, which expires on September 30, 2003. At November 30, 2002, we had no amounts outstanding under the revolving credit facility. The agreement with the bank contains limitations on dividends and capital expenditures and requires the compliance with specific financial ratios and covenants. We were in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at November 30, 2002.

        We believe that cash flow from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future.

New Accounting Pronouncements

        Effective June 1, 2002, we adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This statement addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption, we did not have any long-lived assets which were impaired.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement, related to the rescission of FASB Statement No. 4, were effective for us beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. The adoption of this statement did not have a material impact on our consolidated financial position, results of operations or cash flows, but in accordance with the transition provisions will result in our fiscal 2002 extraordinary item being reclassified in the statement of operations to other expense beginning in the quarter ending February 28, 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. The provisions of the statement will be effective for disposal activities initiated after December 31, 2002. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows.

        In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows. We will implement the disclosure provisions in the quarter ending August 31, 2003.

Factors That May Affect Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the unaudited Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the year ended May 31, 2002 contained in the Company's Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. The Company may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the first six months of fiscal 2003, our license revenue was lower than the prior year period because prospective customers continued to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The current technology recession and decline in overall technology spending, terrorist activity and threats of hostilities in the Middle East may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In May 2002, we took measures to reduce expenses because of the shortfall in revenue, and incurred a restructuring charge for severance and related benefits and the closure of a leased office facility. In the second quarter of fiscal 2003, we took additional measures to realign our projected expenses with anticipated revenue and reduced our workforce by approximately 244 employees and approved a plan to close and consolidate facilities. As a result of these additional measures, we recorded a restructuring charge of $5.8 million.

        We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available to offset revenue declines.

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

  •
  we have historically had a higher concentration of sales in the second half of our fiscal year due to the nature of our sales personnel compensation programs, but there is no assurance that this pattern will continue;

  •
  the size of license transactions can vary significantly;

  •
  a decrease in license fee revenue may result in a decrease in services revenue in the same or subsequent quarters;

  •
  customers may unexpectedly postpone or cancel projects due to changes in their strategic priorities, project objectives, budget or personnel;

  •
  customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

  •
  the number, timing and significance of software product enhancements and new software product announcements;

  •
  prospective customers may decline or defer the purchase of new products or releases if we don't have sufficient customer references for those products; and

  •
  we may have to defer revenues under our revenue recognition policies.

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

Changes in the terms on which we license technologies from third-party vendors could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

        We license complementary third-party software products that we incorporate into, or resell, with our own software products. For example, we incorporate Micro Focus International, Inc.'s software in many of our products and have reseller relationships with Business Software Incorporated, Crystal Decisions, Inc. and Hyperion Solutions Corporation that allows us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

        New products require significant development investment. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. For example, we have made a significant investment in the acquisition and development of services automation software products. If we do not attract sufficient customer interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

        Our core technologies face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our solutions. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate or respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

        Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products or experience corruption of their data only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints following installation of our products. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. These conditions increase the risk that we could experience, among other things:

  •
  loss of customers;

  •
  damage to our brand reputation;

  •
  failure to attract new customers or achieve market acceptance;

  •
  diversion of development and services resources; and

  •
  legal actions by our customers or government regulators.

        In addition, we may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. The occurrence of any one or more of the foregoing factors could cause us to experience losses, incur liabilities and adversely affect our operating results.

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

We may be unable to identify or complete suitable acquisitions and investments; and any acquisitions and investments we do complete may create business difficulties or dilute our stockholders.

        As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders.

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

        We are subject to the risk of adverse claims and litigation alleging infringement by us of the intellectual property rights of others. Many participants in the technology industry have an increasing number of patents and patent applications and have frequently demonstrated a readiness to take legal action based on allegations of patent and other intellectual property infringement. Further, as the number and functionality of our products increase, we believe that we may become increasingly subject to the risk of infringement claims. If infringement claims are brought against us, these assertions could distract management and we may have to expend potentially significant funds and resources to defend or settle such claims. If we are found to infringe on the intellectual property rights of others, we could be forced to pay significant license fees or damages for infringement.

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

It may become increasingly expensive to obtain and maintain liability insurance.

        We contract for insurance to cover a variety of potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and, when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

We have limited protection of our intellectual property and, if we fail to adequately protect our intellectual property, we may not be able to compete.

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, to date we have filed only one patent application but we intend to file additional patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for many of our products. We may also permit customers to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

Business disruptions may interfere with our ability to conduct business.

        Business disruptions could affect our future operating results. Our operating results and financial condition could be adversely affected in the event of a security breach, major fire, war, terrorist attack or other catastrophic event. Impaired access or significant damage to our data center at our headquarters in St. Paul, Minnesota due to such an event could cause a disruption of our information systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of January 8, 2003, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 30% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of November 30, 2002, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of November 30, 2002, we consider the reported amounts of these investments to be reasonable approximations of their values. Changes in the market interest rates will not have a material impact on our financial position.

        Through November 30, 2002, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(c)
None

(d)
Use of Proceeds

        As of November 30, 2002, we held $165.8 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended November 30, 2002, we used approximately $2.7 million for capital expenditures and $0.3 million for repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company held its Annual Meeting of Stockholders on October 24, 2002.

(b)
Pursuant to the election of the eight directors listed under Item 4(c)(i), John J. Coughlan, David J. Eskra, David R. Hubers, Thomas G. Hudson, Richard D. Kreysar, David S.B. Lang, H. Richard Lawson, and Geoffrey A. Moore were each elected as directors for a term of one year.

(c)
The Company's stockholders voted on the following matters:

(i)
Election of eight directors. All directors proposed by the Board of Directors were elected.

Nominee	Votes For	Votes Withheld
John J. Coughlan	74,921,880	17,683,479
David J. Eskra	78,854,610	13,750,749
David R. Hubers	80,223,085	12,382,274
Thomas G. Hudson	78,698,839	13,906,520
Richard D. Kreysar	78,701,641	13,903,718
David S.B. Lang	80,757,885	11,847,474
H. Richard Lawson	76,939,045	15,666,314
Geoffrey A. Moore	78,720,134	13,885,225
  (ii)
  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ended May 31, 2003 (with 86,925,269 affirmative votes, 271,449 negative votes, and 5,408,684 votes abstaining).

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
10.4	Employee Stock Purchase Plan (amended and restated as of December 17, 2002)
10.24	Second Amendment to Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association

10.26	Underlease—Building C, Trinity Court, Wokingham, Bracknell, Berkshire, United Kingdom
99.1	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
99.2	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350
(b)
Reports on Form 8-K

        During the quarter ended November 30, 2002, the Company filed on September 10, 2002 a Report on Form 8-K/A amending Item 7 of the Report on Form 8-K filed July 15, 2002, to provide pro forma information and financial statements related to the acquisition of assets of Armature Limited and Armature Group Limited.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2003	LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

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

Date: January 8, 2003
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

Date: January 8, 2003
/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.4	Employee Stock Purchase Plan (amended and restated as of December 17, 2002)
10.24	Second Amendment to Amended and Restated Credit Agreement, between the Company and U.S. Bank National Association
10.26	Underlease—Building C, Trinity Court, Wokingham, Bracknell, Berkshire, United Kingdom
99.3	Certification of Chief Executive Officer pursuant to 18 U.S.C Section 1350
99.4	Certification of Chief Financial Officer pursuant to 18 U.S.C Section 1350

QuickLinks

LAWSON SOFTWARE, INC. Form 10-Q Index
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
LAWSON SOFTWARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
CERTIFICATIONS Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002
EXHIBIT INDEX