Form 10-Q
period 2003-02-28
LAWSON SOFTWARE INC
filed 2003-04-10
CIK 1141517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED FEBRUARY 28, 2003
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

        The number of shares of the registrant's common stock outstanding as of April 3, 2003 was 97,559,648.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	February 28, 2003	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$134,092	$73,148
Marketable securities	102,500	143,000
Trade accounts receivable, net	60,667	100,661
Deferred income taxes	16,165	19,285
Prepaid expenses and other assets	27,160	14,530

Total current assets	340,584	350,624
Long-term marketable securities	12,567	13,719
Property and equipment, net	22,556	26,092
Goodwill	31,225	26,851
Other intangible assets, net	13,014	11,304
Deferred income taxes	5,745	5,266
Other assets	2,592	2,612

Total assets	$428,283	$436,468

LIABILITIES, MANDATORILY REDEEMABLE COMMON STOCK AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$929	$1,225
Accounts payable	10,848	20,279
Accrued compensation and benefits	18,809	20,249
Other accrued liabilities	15,743	18,095
Deferred revenue and customer deposits	85,577	86,676

Total current liabilities	131,906	146,524
Long-term debt, less current portion	267	904
Other long-term liabilities	3,329	3,182

Total liabilities	135,502	150,610

Commitments and contingencies (Note 7)
Mandatorily redeemable common stock, at redemption value	—	374

Stockholders' equity:
Preferred stock	—	—
Common stock	1,054	1,020
Additional paid-in capital	308,551	298,048
Treasury stock, at cost	(19,845)	(16,974)
Deferred stock-based compensation	(3,949)	(8,329)
Retained earnings	7,245	13,305
Accumulated other comprehensive loss	(275)	(1,212)
Adjustment for mandatorily redeemable common stock	—	(374)

Total stockholders' equity	292,781	285,484

Total liabilities, mandatorily redeemable common stock and stockholders' equity	$428,283	$436,468

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	Feb. 28, 2003	Feb. 28, 2002	Feb. 28, 2003	Feb. 28, 2002
Revenues:
License fees	$14, 219	$49,135	$51,343	$114,338
Services	64,187	69,669	202,316	207,013

Total revenues	78,406	118,804	253,659	321,351
Cost of revenues:
Cost of license fees	3,110	9,159	9,888	24,895
Cost of services	33,956	39,216	107,696	114,125

Total cost of revenues	37,066	48,375	117,584	139,020
Gross profit	41,340	70,429	136,075	182,331
Operating expenses:
Research and development	14,298	17,124	43,888	50,263
Sales and marketing	23,950	31,763	77,266	92,162
General and administrative	4,691	9,757	21,194	23,955
Other general expenses (Note 3)	—	—	—	655
Restructuring charges (Note 6)	470	—	6,293	—
Amortization of acquired intangibles	225	208	654	554

Total operating expenses	43,634	58,852	149,295	167,589

Operating (loss) income	(2,294)	11,577	(13,220)	14,742
Other income (expense):
Interest income	1,163	871	3,397	1,702
Interest expense	(34)	(139)	(111)	(1,993)
Early extinguishment of debt expense (Note 2)	—	(2,321)	—	(2,321)

Total other income (expense)	1,129	(1,589)	3,286	(2,612)
(Loss) income before income taxes	(1,165)	9,988	(9,934)	12,130
(Benefit) provision for income taxes	(454)	3,995	(3,874)	4,852

Net (loss) income	(711)	5,993	(6,060)	7,278

Accretion on and conversion of preferred stock	—	(30,002)	—	(30,098)

Net loss applicable to common stockholders	$(711)	$(24,009)	$(6,060)	$(22,820)

Basic and diluted net loss per share	$(0.01)	$(0.27)	$(0.06)	$(0.31)

Shares used in computing net loss per share—basic and diluted	99,239	90,103	98,179	74,622

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	Feb. 28, 2003	Feb. 28, 2002
Cash flows from operating activities:
Net (loss) income	$(6,060)	$7,278
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	10,423	8,865
Deferred income taxes	2,824	—
Provision for doubtful accounts	223	5,175
Early extinguishment of debt expense	—	2,321
Tax benefit from stockholder transactions	3,974	2,530
Tax commitment from exercise of stock options	(1,517)	(1,427)
Accretion on put warrants	—	996
Amortization of stock-based compensation	2,730	7,281
Amortization of discounts on notes payable	—	201
Amortization of discount and accretion of premium on marketable securities	531	(264)
Restructuring charges	6,293	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	39,771	(19,223)
Prepaid expenses and other assets	(12,600)	(6,490)
Accounts payable	(9,431)	3,763
Accrued and other liabilities	(9,436)	4,439
Income taxes payable	—	(3,936)
Deferred revenue and customer deposits	(1,175)	(10,493)

Net cash provided by operating activities	26,550	1,016

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(7,823)	(25,995)
Purchases of marketable securities	(182,638)	(28,158)
Sales and maturities of marketable securities	223,733	23,000
Purchases of property and equipment	(4,802)	(11,339)

Net cash provided by (used in) investing activities	28,470	(42,492)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	197,351
Principal payments on long-term debt	(933)	(631)
Payments on senior subordinated convertible notes	—	(10,240)
Exercise of stock options	6,186	1,381
Issuance of treasury shares for employee stock purchase plan	6,721	—
Repurchase of common stock	(6,050)	(1,242)

Net cash provided by financing activities	5,924	186,619

Increase in cash and cash equivalents	60,944	145,143
Cash and cash equivalents at beginning of period	73,148	58,839

Cash and cash equivalents at end of period	$134,092	$203,982

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)

1.    BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s (the Company's) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended February 28, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2003. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the year ended May 31, 2002.

2.    RECLASSIFICATION OF EARLY EXTINGUISHMENT OF DEBT EXPENSE

        The Company adopted Statement of Financial Accounting Standards No. 145, "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections" ("SFAS 145") effective June 1, 2002. Among other matters, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt are no longer classified as extraordinary items in the Company's statement of operations. In addition, prior period financial statements were reclassified to reflect the new standard. As such, the Company reclassified the $2,321 extraordinary loss on early extinguishment of debt recorded in the three and nine months ended February 28, 2002 as a separate component of other income (expense) in its condensed consolidated statements of operations.

3.    OTHER GENERAL EXPENSES

        The Company recognized $655 during the nine months ended February 28, 2002, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. Such costs were expensed as incurred. The Company did not incur similar expenses in the three months ended February 28, 2002 or in the three or nine months ended February 28, 2003.

4.    PER SHARE DATA

        Basic net loss per share is computed using the net loss applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted-average number of shares of common stock outstanding plus the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share in the three and nine months ended February 28, 2003 and 2002 as potential shares of common stock from conversion of stock options and warrants were anti-dilutive. Diluted net loss per share for the three months and nine months ended February 28, 2003 and 2002 excluded 23,561 and 27,624, respectively, of potential shares of common stock from conversion of stock options and warrants as they were anti-dilutive. Net loss available to common shareholders for the three and nine months ended February 28, 2002 includes a $29,996 non-cash charge related to the unamortized value of the beneficial conversion feature of our preferred stock. The Company also recognized accretion on the preferred stock of $6 and $102 for the three and nine months ended February 28, 2002, respectively. These charges adversely impacted basic and fully diluted net loss per share, but had no impact on net (loss) income.

5.    COMPREHENSIVE (LOSS) INCOME

        The following table presents the calculation of comprehensive (loss) income:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Net (loss) income	$(711)	$5,993	$(6,060)	$7,278
Unrealized (loss) gain on available for sale investments, net of tax	(42)	14	(19)	14
Translation adjustment	664	(5)	956	(469)

Comprehensive (loss) income	$(89)	$6,002	$(5,123)	$6,823

6.    RESTRUCTURING

Fiscal 2003 Restructuring

        During the three months ended November 30, 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred a restructuring charge of $5,823, which included $4,763 of severance and related benefits and $1,060 for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the three months ended November 30, 2002. During the three months ended February 28, 2003, the Company recorded additional charges of $281. The incremental charges resulted from an increase in the estimated office closure liability upon the finalization of lease termination agreements and an increase in our estimated severance related benefits. The Company expects to pay all termination benefits during calendar year 2003. The cash payments related to lease obligations are expected to be made through October 2003.

        The following table sets forth the Company's remaining restructuring reserves related to the fiscal 2003 restructuring plan as of February 28, 2003, which are included in other accrued liabilities:

	Severance and related benefits	Facilities	Total
Fiscal 2003 provision for restructuring charge, before adjustments	$4,763	$1,060	$5,823
Cash payments	(4,325)	(393)	(4,718)
Adjustments to provision	73	208	281
Non-cash	—	(42)	(42)

Balance, February 28, 2003	$511	$833	$1,344

Fiscal 2002 Restructuring

        During the three months ended February 28, 2003, the Company recorded additional charges related to the fiscal 2002 restructuring accrual of $189. The incremental charges resulted from an increase in the estimated office closure liability upon the finalization of lease termination agreements. The following table sets forth the Company's remaining restructuring reserves related to the fiscal 2002 restructuring plan as of February 28, 2003, which are included in other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2002	$2,943	$315	$3,258
Cash payments	(2,942)	(143)	(3,085)
Adjustments to provision	—	189	189

Balance, February 28, 2003	$1	$361	$362

        The cash payments related to lease obligations are expected to be made through June 2005.

7.    COMMITMENTS AND CONTINGENCIES

        In May 2002, the Company terminated the Company's ESOP plan, subject to completion of applicable government filings. In December 2002, the Company received final approval by the Internal Revenue Service. Prior to the termination, certain employees who were ESOP participants had the right to require the Company to repurchase any vested ESOP shares they received at the market price. Consequently, shares held by those ESOP participants were considered mandatorily redeemable common stock and were recorded at the estimated fair market value at each balance sheet date. As a result of the plan termination, the mandatory redemption feature terminated, and the mandatorily redeemable common stock amounts were eliminated from the accompanying balance sheet as of February 28, 2003. There were zero and 59 mandatorily redeemable shares outstanding as of February 28, 2003 and May 31, 2002, respectively. The Company expects that all remaining shares held in the plan will be distributed to the participants by May 2003. The termination did not have a material effect on the Company's financial position, results of operations or cash flows.

        The Company has a $25,000 revolving credit facility, which expires on September 30, 2003. At February 28, 2003, the Company had no amounts outstanding under the revolving credit facility. The agreement with the bank contains limitations on dividends and capital expenditures and requires the compliance with specific financial ratios and covenants. The Company was in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at February 28, 2003.

        The Company has a contingent consideration agreement related to the acquisition of Keyola in fiscal 2002. Under the terms of the agreement, additional cash payments ranging from zero to $2,250 are contingent upon the future performance of Keyola, measured annually through fiscal 2005, and will be recorded as additional goodwill if earned. At February 28, 2003, no amounts had been earned under this agreement.

        The Company's operating lease commitments are disclosed in detail in the Company's Form 10-K for the year-ended May 31, 2002. As a result of a new leased facility in the United Kingdom, the

Company's total future operating lease commitments have changed at February 28, 2003, and are summarized as follows:

        Future minimum lease payments:

Remainder of 2003	$3,561
2004	10,804
2005	8,401
2006	6,781
2007	6,371
Thereafter	49,535

Total minimum lease payments	$85,453

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

        In November 2002, the Financial Accounting Standards Board (FASB) issued FASB Interpretation (FIN) No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial position; however, management is continuing to evaluate the impact on future financial statements. The following is a summary of the Company's agreements that management has determined are within the scope of FIN No. 45.

        The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit the Company's indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company's employees, assign to it various intellectual property rights. The Company has not incurred significant costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2003.

        The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company's vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. The Company has not incurred significant costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2003.

        When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place before the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of Interpretation 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these liabilities as of February 28, 2003.

        The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2003.

        Delaware law and the Company's certificate of incorporation and bylaws provide that the Company shall, under certain circumstances and subject to certain limitations, indemnify any person made or threatened to be made a party to a proceeding by reason of that person's former or present official capacity with the Company against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. The Company has also entered into an agreement with one of its directors that requires the Company to indemnify him for expenses and liabilities incurred by him in any proceeding by reason of his status as a director with the Company to the extent permitted by Delaware law and as authorized in our certificate of incorporation. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is unlimited; however, the Company has insurance policies that enables the Company to recover a portion of certain amounts paid. The Company has not incurred significant costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of February 28, 2003.

        When a customer purchases support for the Company's software products, the Company generally warrant that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts.    If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

8.    SEGMENT AND GEOGRAPHIC AREAS

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

        The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Revenues:
Domestic operations	$73,790	$110,903	$237,473	$298,588
International operations	4,616	7,901	16,186	22,763

Consolidated	$78,406	$118,804	$253,659	$321,351

	Feb. 28, 2003	May 31, 2002
Long-lived assets:
Domestic operations	$56,188	$63,605
International operations	10,607	642

Consolidated	$66,795	$64,247

9.    ACQUISITIONS

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

        The total purchase price was allocated to tangible assets, liabilities and intangible assets. Accrued severance cost represents the estimated severance and related benefits for one terminated employee. Intangible assets include acquired technology and a customer list. The acquired technology totaling $1,582 is being amortized on a straight-line basis over five years and the customer list totaling $1,808 is being amortized on a straight-line basis over ten years.

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

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Armature and Account4 had taken place at the beginning of the periods presented:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Total revenues	$78,406	$123,309	$254,281	$334,140
Net loss	(711)	(27,032)	(5,418)	(30,530)
Loss per share—basic and diluted	(0.01)	(0.30)	(0.06)	(0.41)

        The pro forma results for the three months ended February 28, 2003 do not differ from actual reported results because Armature and Account4 were owned for the entire period. The pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, eliminate interest expense, increased intangible asset amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future.

10.  COMMON STOCK REPURCHASE

        In December 2002, the Board of Directors authorized the repurchase, from time to time, of up to $15,000 of shares of the Company's common stock. Shares repurchased under the stock repurchase program will be used for general corporate purposes. The Company's repurchases of shares of common stock are recorded as treasury stock and result in a reduction of stockholders' equity. During the three and nine months ended February 28, 2003 a total of 1,020 shares were repurchased for a total of $6,050.

        Additionally, during the three and nine months ended February 28, 2002 the Company repurchased a total of 72 shares totaling $1,242 to repurchase mandatorily redeemable shares related to the Company's ESOP plan (see Note 7).

11.  NEW ACCOUNTING PRONOUNCEMENTS

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

        As described in Note 2, the Company adopted SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." which resulted in the Company's fiscal 2002 extraordinary item being reclassified in the statement of operations to other income (expense) for the three and nine months ended February 28, 2002 in the accompanying condensed consolidated statements of operations.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Costs Associated with Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are "incurred" and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of the statement are effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows, but will change on a prospective basis, the timing of when restructuring charges are recorded from the commitment date to when the liability is incurred.

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company currently does not plan to change to the fair value method of accounting for stock-based compensation. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company will implement the year-end disclosure provisions as of May 31, 2003 and the interim period disclosure provisions in the quarter ending August 31, 2003.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on the Company's consolidated financial position, results of operations or cash flows. However, if the Company enters into any such arrangement with a variable interest entity in the future, the Company's consolidated financial position or results of operations may be adversely effected.

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

        Since the fourth quarter of fiscal 2002, we have been adversely affected by the general economic slowdown in information technology spending by our current and prospective customers. This has affected the sales of our products and services, and as a result, had a negative impact on our revenues and earnings. In response, we undertook an initiative to reduce our cost structure at the end of fiscal 2002 by implementing a reduction in our workforce, closing a leased office facility, and implementing other cost savings initiatives. During the nine months ended February 28, 2003 we took additional measures to realign our projected expenses with anticipated lower revenue levels and approved a restructuring plan, which included reducing our workforce and consolidating certain training facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial, in the United States, Canada and Europe. As a result, we recorded a restructuring charge of $6.3 million in the nine months ended February 28, 2003. At February 28, 2003, the remaining accrual of $1.7 million represents remaining lease obligations for office and training facilities closed or consolidated which will be paid over the remaining lease terms through June 2005, and unpaid employee termination costs which will be paid during calendar year 2003.

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

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized using contract accounting. Our specific revenue recognition policies are as follows:

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

        Deferred Taxes.    Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheet. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

        We must assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of February 28, 2003, as we expect to be able to utilize all of our deferred tax assets. The ability to utilize our deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of Operations

        The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended February 28,		Nine Months Ended February 28,
	2003	2002	2003	2002
Revenues:
License fees	18.1%	41.4%	20.2%	35.6%
Services	81.9	58.6	79.8	64.4

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.0	7.7	3.9	7.8
Cost of services	43.3	33.0	42.5	35.5

Total cost of revenues	47.3	40.7	46.4	43.3
Gross profit	52.7	59.3	53.6	56.7
Operating expenses:
Research and development	18.2	14.4	17.3	15.6
Sales and marketing	30.5	26.8	30.4	28.7
General and administrative	6.0	8.2	8.3	7.4
Other general expenses	—	—	—	0.2
Restructuring charges	0.6	—	2.5	—
Amortization of acquired intangibles	0.3	0.2	0.3	0.2

Total operating expenses	55.6	49.6	58.8	52.1

Operating (loss) income	(2.9)	9.7	(5.2)	4.6
Other income (expense)	1.4	(1.3)	1.3	(0.8)

(Loss) income before income taxes	(1.5)	8.4	(3.9)	3.8
(Benefit) provision for income taxes	(0.6)	3.4	(1.5)	1.5

Net (loss) income	(0.9)%	5.0%	(2.4)%	2.3%

Three Months Ended February 28, 2003 Compared To Three Months Ended February 28, 2002

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $78.4 million for the three months ended February 28, 2003 from $118.8 million for the three months ended February 28, 2002, representing a decrease of 34.0%. The decrease was primarily due to a decrease in revenues from license fees. The general economic slowdown in information technology spending has continued to negatively impact the sales of our products to our customers and prospective customers.

        License Fees.    Revenues from license fees decreased to $14.2 million for the three months ended February 28, 2003 from $49.1 million for the three months ended February 28, 2002, representing a decrease of 71.1%. As a result of the continued economic slowdown in information technology spending, customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems. This has resulted in a decline in the average sales price. Revenues from license fees as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 18.1% and 41.4%, respectively. The decrease in license fees as a percentage of total revenues was primarily a result of the decrease in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $64.2 million for the three months ended February 28, 2003 from $69.7 million for the three months ended February 28, 2002, representing a decrease of 7.9%. The decrease was primarily due to a decrease in demand for consulting services, partially offset by an increase in maintenance revenue. The increase in maintenance revenue was primarily due to an expanded customer base and increased maintenance prices. Services revenues as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 81.9% and 58.6%, respectively.

        The current technology recession and decline in overall technology spending may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Given continued weak economic conditions and the uncertainty regarding the war in Iraq and threats of hostilities elsewhere, projections of future revenue and operating results are difficult to predict. There can be no assurance that our future revenue and operating results will not be adversely affected by the aforementioned factors.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees decreased to $3.1 million for the three months ended February 28, 2003 from $9.2 million for the three months ended February 28, 2002, representing a decrease of 66.0%. Cost of license fees as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 4.0% and 7.7%, respectively. This decline reflects the overall decline in license fees and a decline in third party products in relation to total sales, due, in part, to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002. Gross margin on revenue from license fees was 78.1% and 81.4% for the three months ended February 28, 2003 and 2002, respectively. The decrease in gross margin on license fees was primarily attributable to the relatively fixed nature of certain costs including amortization expense for acquired software and software delivery expenses in relation to license fees.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services decreased to $34.0 million for the three months ended February 28, 2003 from $39.2 million for the three months ended February 28, 2002, representing a decrease of 13.4%. The decrease in cost of services was primarily due to lower compensation expense as a result of our May and September 2002 workforce reductions and a decline in third-party consulting expenses due to a lower proportion of third-party services in our revenue mix. These declines are partially offset by an increase in expenses due to the addition of headcount as a result of the Armature acquisition. Cost of services as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 43.3% and 33.0%, respectively. The increase in cost of services as a percentage of total revenues is due to the decrease in total revenues. Gross margin on services revenues were 47.1% and 43.7% for the three months ended February 28, 2003 and 2002, respectively. The increase in gross margin on services was primarily attributable to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses decreased to $14.3 million for the three months ended February 28, 2003 from $17.1 million for the three months ended February 28, 2002, representing a decrease of 16.5%. The decrease in expense is due to a decrease in compensation expense related to our May and September 2002 workforce reductions, partially offset by an increase in headcount as a result of the Armature acquisition. Research and development expenses as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 18.2% and 14.4%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $24.0 million for the three months ended February 28, 2003 from $31.8 million for the three months ended February 28, 2002, representing a decrease of 24.6%. The decrease in these expenses was primarily the result of a decrease in compensation expense reflecting our May and September 2002 workforce reductions, a reduction in marketing activities, lower sales incentive compensation due to lower license revenues and decreased non-cash stock based compensation expense. Marketing activities decreased in the three months ended February 28, 2003 due to cost containment efforts. Sales and marketing expenses included a non-cash stock-based compensation charge of $0.3 and $0.7 million for the three months ended February 28, 2003 and 2002, respectively. Sales and marketing expenses as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 30.5% and 26.8%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting fees, consulting fees and bad debt expense. General and administrative expenses decreased to $4.7 million for the three months ended February 28, 2003 from $9.8 million for the three months ended February 28, 2002, representing a decrease of 51.9%. The decrease in expense is primarily due to a decline in bad debt expense and a decrease in compensation expense reflecting our May and September 2002 workforce reductions. The decline in bad debt expense in the three months ended February 28, 2003 reflects the decrease in the trade accounts receivable balance and our recent collection history. In the prior fiscal quarter, during the three months ended February 28, 2002, we experienced a higher than normal amount of bad debt expense due to the deteriorating financial condition of several customers. The decreases were partially offset by an increase in insurance costs.

General and administrative expenses included non-cash charges for stock-based compensation of $0.4 million and $1.0 million for the three months ended February 28, 2003 and 2002, respectively. General and administrative expenses as a percentage of total revenues for the three months ended February 28, 2003 and 2002 were 6.0% and 8.2%, respectively. We expect our general and administrative expenses to increase sequentially in the fourth quarter of fiscal 2003.

        Restructuring charge.    During the three months ended November 30, 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $5.8 million. The plan included the termination and payment of severance-related benefits for 244 employees in various functions including administrative, professional and managerial, in the United States, Canada and Europe. The charge also included expenses related to the closure and consolidation of facilities. During the three months ended February 28, 2003, we recorded an additional $0.5 million in restructuring expenses. The incremental charge resulted from an increase in the estimated office closure liability upon the finalization of lease termination agreements and an increase in our estimated severance related benefits. All terminations have been completed and associated payments are expected to be completed during calendar year 2003. The remaining facility closure expenses will be paid under the existing lease payment terms through June 2005.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.2 million for the three months ended February 28, 2003 and 2002 consisted of amortization expense related to the acquisition of Account4 in July 2001, Keyola in April 2002, and Armature in June 2002.

Other Income (Expense), Net

        Other income (expense), net, increased to $1.1 million of other income, net, for the three months ended February 28, 2003 from $1.6 million of other expense, net, for the three months ended February 28, 2002. We earned interest income of $1.2 million and $0.9 million for the three months ended February 28, 2003 and 2002, respectively. During the three months ended February 28, 2002, we recorded a non-cash charge of $2.3 million related to the early extinguishment of debt. The charge reflects the write-off of unamortized debt issuance costs upon the repayment of senior subordinated convertible notes with the proceeds from our initial public offering in December 2001.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $0.5 million for the three months ended February 28, 2003 compared to an income tax provision of $4.0 million for the three months ended February 28, 2002. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for the three months ended February 28, 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to an increase in tax-exempt income.

Nine Months Ended February 28, 2003 Compared To Nine Months Ended February 28, 2002

Revenues

        Total Revenues.    Total revenues decreased to $253.7 million for the nine months ended February 28, 2003 from $321.4 million for the nine months ended February 28, 2002, representing a decrease of 21.1%. The decrease was primarily due to a decrease in revenues from license fees. The general economic slowdown in information technology spending has continued to negatively impact the sales of our products to our customers and prospective customers

        License Fees.    Revenues from license fees decreased to $51.3 million for the nine months ended February 28, 2003 from $114.3 million for the nine months ended February 28, 2002, representing a decrease of 55.1%. As a result of the continued economic slowdown in information technology spending, customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems. This has resulted in a decline in the average sales price. Revenues from license fees as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 20.2% and 35.6%, respectively. The decrease in license fees as a percentage of total revenues was primarily a result of the decrease in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $202.3 million for the nine months ended February 28, 2003 from $207.0 million for the nine months ended February 28, 2002, representing a decrease of 2.3%. The decrease was primarily due to a decrease in demand for consulting services, partially offset by an increase in maintenance revenue. The increase in maintenance revenue was primarily due to an expanded customer base and increased maintenance prices. Services revenues as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 79.8% and 64.4%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees decreased to $9.9 million for the nine months ended February 28, 2003 from $24.9 million for the nine months ended February 28, 2002, representing a decrease of 60.3%. This decline reflects the overall decline in license fees as well as a decline in the percentage of third-party product sales in our license revenue mix. Cost of license fees as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 3.9% and 7.8%, respectively. Gross margin on revenue from license fees was 80.7% and 78.2% for the nine months ended February 28, 2003 and 2002, respectively. The increase in gross margin on license fees was primarily attributable to a decreased proportion of third-party product sales in our revenue mix, due, in part, to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002.

        Cost of Services.    Cost of services decreased to $107.7 million for the nine months ended February 28, 2003 from $114.1 million for the nine months ended February 28, 2002, representing a decrease of 5.6%. The decrease in cost of services was primarily due to a reduction in compensation expense and related employee costs as a result of our May and September 2002 workforce reductions, a decline in third-party consulting expenditures due to a lower proportion of third-party services in our revenue mix, and lower travel costs due to reduced headcount. These decreases are partially offset by an increase in third party support expenses related to third party product sales in fiscal 2002 and due to the addition of headcount as a result of the Armature acquisition. Cost of services as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 42.5% and 35.5%, respectively. The increase in cost of services as a percentage of total revenues is due to the decrease in total revenues. Gross margin on services revenues were 46.8% and 44.9% for the nine months ended February 28, 2003 and 2002, respectively. The increase in gross margin on services was primarily attributable to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses decreased to $43.9 million for the nine months ended February 28, 2003 from $50.3 million for the nine months ended February 28, 2002, representing a decrease of 12.7%. The decrease is due to a decrease in compensation expense related to our May and September 2002 workforce reductions, a decrease in non-cash charges for stock-based compensation, and a decline in costs for foreign language translation, partially offset by an increase in headcount as a result of the Armature acquisition. Research and development expenses included non-cash charges for stock-based compensation of $0.5 and $1.3 million for the nine months ended February 28, 2003 and 2002, respectively. Research and development expenses as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 17.3% and 15.6%, respectively.

        Sales and Marketing.    Sales and marketing expenses decreased to $77.3 million for the nine months ended February 28, 2003 from $92.2 million for the nine months ended February 28, 2002, representing a decrease of 16.2%. The decrease in these expenses was primarily the result a decrease in compensation expenses reflecting our May and September 2002 workforce reductions, a decrease in non-cash charges for stock-based compensation, cost savings initiatives and a reduction in sales incentive compensation due to decreased license revenue. Sales and marketing expenses included non-cash charges for stock-based compensation of $0.5 million and $2.2 million for the nine months ended February 28, 2003 and 2002, respectively. Sales and marketing expenses as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 30.4% and 28.7%, respectively.

        General and Administrative.    General and administrative expenses decreased to $21.2 million for the nine months ended February 28, 2003 from $24.0 million for the nine months ended February 28, 2002, representing a decrease of 11.5%. The decrease in expense is primarily due to a decline in bad debt expense reflecting the decrease in the trade accounts receivable balance and our recent collection history, a decrease in compensation expense reflecting our May and September 2002 workforce reductions and a decrease in non-cash charges for stock-based compensation. The decrease was partially offset by increased lease termination expense related to our former headquarters of $0.7 million, an asset impairment charge related to a discontinued project of $0.7 million, an increase in insurance costs of $0.7 million and non-recurring costs of $0.5 million incurred for the audit of Armature in preparation for the required Form 8-K/A filing. General and administrative expenses included non-cash charges for stock-based compensation of $1.5 million and $3.5 million for the nine months ended February 28, 2003 and 2002, respectively. General and administrative expenses as a percentage of total revenues for the nine months ended February 28, 2003 and 2002 were 8.3% and 7.4%, respectively.

        Other General Expenses.    Other general expenses for the nine months ended February 28, 2002 consisted of $0.7 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for the nine months ended February 28, 2003.

        Restructuring charge.    During the nine months ended February 28, 2003, we recorded $6.3 million of restructuring charges. In the second quarter of fiscal 2003, we approved a restructuring plan in response to the general economic downturn. The plan included the termination and payment of severance-related benefits for 244 employees in various functions including administrative, professional, and managerial, in the United States, Canada and Europe. The charge also included expenses related to the closure and consolidation of facilities. All terminations have been completed and associated payments are expected to be completed in calendar year 2003. The remaining facility closure expenses are expected to be paid through June 2005.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.7 million and $0.6 million for the nine months ended February 28, 2003 and 2002, respectively, consisted of amortization expense related to the acquisition of Account4 in July 2001, Keyola in April 2002, and Armature in June 2002.

Other Income (Expense), Net

        Other income (expense), net, increased to $3.3 million of other income, net, for the nine months ended February 28, 2003 compared to $2.6 million of other expense, net, for the nine months ended February 28, 2002. We earned interest income of $3.4 million and $1.7 million for the nine months ended February 28, 2003 and 2002, respectively. This was offset by interest expense of $0.1 million and $2.0 million for the nine months ended February 28, 2003 and 2002, respectively. The increase in interest income is due to an increase in our invested cash, cash equivalents and marketable securities balances. The decrease in interest expense is due to the repayment of senior subordinated convertible notes subsequent to our initial public offering in December 2001. As a result of the early repayment of the notes, we recorded a non-cash charge of $2.3 million to write-off of unamortized debt issuance costs for the nine months ended February 28, 2002.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $3.9 million for the nine months ended February 28, 2003 compared to an income tax provision of $4.9 million for the nine months ended February 28, 2002. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for the nine months ended February 28, 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to an increase in tax-exempt income.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of February 28, 2003, we had $249.2 million in cash, cash equivalents and marketable securities and $208.7 million in working capital.

        Net cash provided by operating activities was $26.6 million and $1.0 million for the nine months ended February 28, 2003 and 2002, respectively. The increase in cash provided in operations was primarily due to a decrease in accounts receivable, partially offset by our net loss and a decrease in accounts payable and other liabilities.

        Net cash provided by (used in) investing activities was $28.5 million and $(42.5) million for the nine months ended February 28, 2003 and 2002, respectively. Cash flows provided by investing activities for the nine months ended February 28, 2003 consisted of $41.1 million of net sales of marketable securities, partially offset by $7.8 million used for the purchase of Armature assets, and $4.8 million for the purchase of property and equipment. Cash flows used in investing activities for the nine months ended February 28, 2002 included $26.0 million related to the acquisition of Account4, $11.3 million related to the purchases of property and equipment, the majority of which consisted of computer equipment, and net marketable securities purchases and maturities of $5.2 million. We have generally funded capital expenditures through the use of cash generated through operations and stockholder transactions.

        Net cash provided by financing activities was $5.9 million and $186.6 million for the nine months ended February 28, 2003 and 2002, respectively. Net cash provided by financing activities for the nine months ended February 28, 2003 reflects $6.2 million received from the exercise of stock options and $6.7 million from the issuance of treasury shares for our employee stock purchase program, partially offset by $6.1 million used to repurchase shares of our common stock and $0.9 million used for repayment of debt. Net cash provided by financing activities for the nine months ended February 28, 2002 reflects the proceeds of our initial public offering of $197.4 million. We used proceeds of $10.2 million from the offering to repay senior subordinated convertible notes.

        We have a contingent consideration agreement related to the acquisition of Keyola in fiscal 2002. Under the terms of the agreement additional cash payments ranging from zero to $2.3 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005, and will be recorded as additional goodwill if earned. At February 28, 2003, no amounts had been earned under this agreement.

        Our Board of Directors has authorized us to repurchase, from time to time, up to $15.0 million of our common shares. We expect that the share repurchase will be largely funded by cash proceeds obtained throughout calendar year 2002 from exercise of employee stock options and the employee stock purchase plan. The repurchased shares will be used for general corporate purposes. We repurchased a total of 1.0 million shares for $6.1 million during the nine months ended February 28, 2003.

        We disclosed our significant lease obligations in our Annual Report on Form 10-K for the year ended May 31, 2002. We have summarized future minimum lease commitments at February 28, 2003 in note 7 to the condensed consolidated financial statements included in this Form 10-Q.

        We have a $25.0 million revolving credit facility, which expires on September 30, 2003. At February 28, 2003, we had no amounts outstanding under the revolving credit facility. The agreement with the bank contains limitations on dividends and capital expenditures and requires the compliance with specific financial ratios and covenants. We were in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at February 28, 2003.

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

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement, related to the rescission of FASB Statement No. 4, were effective for us beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. In accordance with the transition provisions the adoption resulted in our fiscal 2002 extraordinary item being reclassified in the statement of operations to other income (expense) beginning in the quarter ended February 28, 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." The new statement addresses the accounting for costs associated with exit or disposal activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are "incurred" and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of the statement will be effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows, but will change on a prospective basis, the timing of when restructuring charges are recorded from the commitment date to when the liability is incurred.

        In November 2002, the FASB issued FIN No. 45 "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial position; however, management is continuing to evaluate the impact on future financial statements. A summary of our agreements that we have determined are within the scope of FIN No. 45 is in note 7 to the condensed consolidated financial statements included in this Form 10-Q.

        In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We account for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. We currently have no plans to change to the fair value method of accounting for stock-based compensation. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows. We will implement the year-end disclosure provisions as of May 31, 2003 and the interim period disclosure provisions in the quarter ending August 31, 2003.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely effected.

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

        During the first nine months of fiscal 2003, our license revenue was lower than the prior year period because prospective customers continued to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The current technology recession and decline in overall technology spending, terrorist activity, war in Iraq, and threats of hostilities elsewhere may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In May 2002, we took measures to reduce expenses because of the shortfall in revenue, and incurred a restructuring charge for severance and related benefits and the closure of a leased office facility. In the nine months ended February 28, 2003, we took additional measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges.

        We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available to offset revenue declines.

Because our customers are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, professional services, retail, public sector and financial services industries. Because the healthcare marketplace for our products is maturing, we will need to expand our product offerings to achieve long-term revenue growth at our historical rate in that market. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services. The economic downturn has also reduced capital spending in the professional services and financial services industries. A continued economic downturn, or adverse change in the regulatory environment or business prospects for one or more of these industries may further decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective customers in our target industries.

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

        It is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective customers often take significant time evaluating our products before licensing them. The period between initial customer contact and a purchase by a customer may vary from nine months to more than one year. During the evaluation period, prospective customers may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

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

We may be required to delay revenue recognition into future periods, which could adversely impact our operating results.

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

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.

        There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method.

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

        Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners, such as Siemens Medical Solutions Health Services Corporation. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements from time to time give rise to disputes regarding marketing strategy, exclusive territories, payment of fees and customer relationships, which could negatively affect our business or result in costly litigation.

        Our current and potential customers often rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with or support of us.

        We also may enter into joint arrangements with strategic partners to develop new software products or extensions, sell our software as part of integrated products or serve as an application service provider for our products. Our business may be adversely affected if these strategic partners change their business priorities or experience difficulties in their operations, which in either case causes them to terminate or reduce their support for the joint arrangements. Furthermore, the financial condition of our channel partners impacts our business. If our partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, or they otherwise do not adequately perform implementation services, we may lose customers. Our relationships with resellers, systems integrators and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

        New products require significant development investment. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. For example, we have made a significant investment in the acquisition and development of services automation and retail merchandising software products. If we do not attract sufficient customer interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

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

        We realize lower margins on service revenue than on license revenue. We subcontract certain consulting services to systems integrators, which generally causes such services to carry lower gross margins than services provided by our employees. Therefore, an increase in the percentage of services provided by systems integrators versus services provided by our employees could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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

        We contract for insurance to cover several, but not all, potential risks and liabilities. In the current market, insurance coverage is becoming more restrictive, and, when insurance coverage is offered, the deductible for which we are responsible is larger. In light of these circumstances, it may become more difficult to maintain insurance coverage at historical levels, or if such coverage is available, the cost to obtain or maintain it may increase substantially. This may result in our being forced to bear the burden of an increased portion of risks for which we have traditionally been covered by insurance, which could negatively impact our results of operations.

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

There are a large number of shares that may be sold in the market, which may depress our stock price.

        In January 2003, we announced that our Chairman, H. Richard Lawson, had entered into a selling plan to sell up to 500,000 shares of our stock over a six-month period and that our Chief Executive Officer, John Coughlan, and three other executive officers had each entered into selling plans to sell up to an aggregate of 664,000 shares of our stock over a 12-month period. These executives may also elect to sell or transfer other shares apart from these selling plans. A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of February 28, 2003, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 30% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of February 28, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of February 28, 2003, we consider the reported amounts of these investments to be reasonable approximations of their values. Changes in the market interest rates will not have a material impact on our financial position.

        Through February 28, 2003, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

        (d)  Use of Proceeds

        As of February 28, 2003, we held $164.2 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended February 28, 2003, we used approximately $1.3 million for capital expenditures and $0.3 million for repayment of debt.

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

Date: April 10, 2003
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

  c)
  and presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

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

Date: April 10, 2003

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

Date: April 10, 2003

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