Form 10-K
period 2003-05-31
LAWSON SOFTWARE INC
filed 2003-07-29
CIK 1141517

Use these links to rapidly review the document
LAWSON SOFTWARE, INC. Form 10-K Index
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2003
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
 Common Stock, $0.01 Par Value Per Share

        Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒    No ☐

        Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

        Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒    No ☐

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 30, 2002 as reported on the Nasdaq National Market, was approximately $395,996,802. Shares of common stock held by each officer and director and by each person who owns 5% or more of the outstanding common stock have been excluded in that such persons may be deemed to be affiliates. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

        The number of shares of the registrant's common stock outstanding on July 18, 2003 was 98,509,275.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for Registrant's 2003 Annual Meeting of Stockholders to be held October 30, 2003 are incorporated by reference in Part III of this Form 10-K Report.

LAWSON SOFTWARE, INC.
Form 10-K
Index

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I

Item 1. Business

General

        We are a provider of enterprise software solutions targeting specific service industries. In the markets we serve, we offer comprehensive financial management, human resources, services automation, procurement, distribution and retail operations solutions designed to manage, analyze and improve our customers' businesses. Our software solutions automate and integrate critical business processes, facilitating collaboration among customers, and their partners, suppliers and employees. We also provide professional services that optimize and support the selection, implementation and execution of a customer's e-business technology and solutions infrastructure.

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

Our Solution

        We provide collaborative, industry-tailored enterprise software solutions that fundamentally improve the business processes of our customers. The open architecture of our solutions offers our customers the choice of directly deploying a pre-configured solution or quickly and easily customizing our product offerings to conform to our customers' unique business processes. The benefits of our solutions include:

        Comprehensive Software Suite.    Our software provides integrated, comprehensive solutions that automate business processes, enable collaboration among participants in the processes and deliver detailed analyses of the results of the processes. For example, our services automation solution enables appropriate staff to assess critical information on service projects. Managers can easily identify and assign the appropriate personnel to projects based on skills and availability. Personnel can enter their time and expenses associated with a project into our services automation solution, which processes these entries to automatically update our financial management solution for client billing, revenue recognition and project accounting; our payroll solution to update time records; our accounts payable solution to reimburse any employee expenses; and our enterprise performance management solution to deliver financial, project and resource performance reports to appropriate managers.

        Industry-Tailored Solutions.    We use our expertise in each of our targeted service industries to provide pre-configured functionality that addresses the specific business needs of these industries, thereby increasing the utility of the overall solution. For example, our e-Procurement for Healthcare solution allows healthcare organizations to coordinate and automate the process of ordering, receiving and paying for medical and other supplies from multiple suppliers, networks and web exchanges, using a single Web-based portal.

        Flexible, Open, Web-Based Architecture.    Our software is flexible. It can be deployed into a customer's system with pre-configured industry solutions or efficiently customized to conform to the customer's business processes using our adaptable extensions. Our open architecture enables our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our customers to choose the most appropriate platforms independently from selecting our solutions. Furthermore, our solutions can integrate with legacy systems through standard interfaces and integration protocols. Because many of our solutions do not require software to reside on the desktop computer and are accessed directly through a standard Web-browser or a supported wireless device, we believe many of our solutions can be readily deployed and used without extensive training. Our software is also highly scalable, enabling deployment in large, global enterprises as well as in small and medium-sized businesses.

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

Products

        Our software solutions are comprised of:

  •
  services automation applications;

  •
  core business applications;

  •
  integration and collaboration tools;

  •
  enterprise performance management applications; and

  •
  Lawson Portal.

        Our services automation application automates the business processes of professional services organizations and corporate internal and external service departments. This application is a complete solution and can work independent of any other system or in conjunction with our core business applications to add reporting and analysis, invoicing and capitalization capabilities. We developed this application for corporate internal service departments, external services departments and professional services organizations.

        Our core business applications provide the platform and functionality for handling financial management, human resources, procurement, distribution and retail operations functions. These applications include several components in each functional area, which we license separately or bundle together as suites designed for our targeted vertical markets.

        Our pre-configured integration and collaboration tools help customers improve their business processes through simplified presentation, navigation and access to information, automation of complex business processes, and intelligent routing of work and tasks to appropriate personnel.

        Our product offerings include enterprise performance management applications that track over 200 pre-configured business metrics, including industry-specific metrics that enable users to view and analyze key operational performance measurements and use graphical, end-user interfaces to navigate through relevant information stored in our customer's transactional system.

        Lawson Portal enables a wide distribution of information to users based on their role in an organization, while controlling access to data. Our pre-configured Portal is combined with the appropriate Lawson core business applications as well as third-party applications and data to provide a comprehensive solution for the industries we target. Portal allows the user to participate in automated, industry-specific business processes with limited training.

Services Automation Applications

        The services automation applications automate the work processes of service organizations, enabling them to initiate, deliver and measure projects. Customers can also use this application to track and monitor professional resources, schedules, expenses and invoices. Our services automation application is comprised of several principal components, including the following: forecasting and planning, scheduling and assignment, skills and resource allocation, and time and expense reporting. We tailor this application for internal services departments, as well as professional services organizations and the other service industries on which we focus.

  •
  Services Automation helps internal services departments within organizations to improve their service delivery capabilities, lower and stabilize costs, better align resources and investments with business strategy, and improve work efficiency and effectiveness. This application offers additional tools to track services requests and define approval processes and allows for incorporation of best practices and facilitation of project accounting and internal billing.

  •
  Services Automation for Professional Services helps professional services organizations, such as consulting firms, improve their balance sheets with faster cash flow and increase resource utilization and bid management. Services Automation provides greater visibility into service businesses by helping customers determine which projects and clients will bring the greatest profit margins.

Core Business Applications

        We offer the following core business applications: financials, human resources, procurement, distribution and retail operations. Our applications enable organizations to execute standard business processes in each of the following areas, as well as provide functionality specific to the industries we target. The following pages list the primary components within each core business application:

        Lawson Financials Suite.    The financials applications give our customers the ability to create and track financial and accounting data across multiple companies, languages, currencies and books of accounts. These applications provide extensive analytical capabilities and integrate our customers' financial management processes with other core business applications. The financials applications are comprised of several principal components, including the following:

  •
  General Ledger provides an organizational and accounting framework for processing transactions in Lawson and third-party applications, manages an enterprise's financial data and assists with regulatory compliance reporting requirements and standards. Multi-book Ledger assists organizations in complying with the requirements for different accounting rules for multiple regulatory agencies, multi-national accounting rules and divergent accounting policies. Average Daily Balance assists financial services organizations in the forecasting of available funds.

  •
  Project and Activity Accounting collects financial and non-financial information about specific jobs, tasks, processes and projects, performs activity billing, manages revenue recognition and enables operational analysis.

  •
  Enterprise Budgeting manages enterprise-wide budgeting, planning and approval processes. We offer this component through our relationship with Hyperion Solutions Corporation.

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

  •
  Accounts Payable enables businesses to enter invoices, create and store vendor records, manage cash flow and generate payments, quickly, accurately and efficiently.

  •
  Payables Management extends the functionality of the Accounts Payable application for high volume invoice matching. Purchase orders and receipts can be matched to invoices for Lawson and non-Lawson applications. Payables Management is integrated with Lawson Procurement.

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

  •
  Financial Reporting Self- Service delivers a comprehensive suite of financial reports securely over the Web and enables on-line charting and analysis of data in the financials engine to support timely and informed decision-making.

        Lawson Human Resources Suite.    The human resources applications assist in attracting, developing and managing employees. These applications are integrated with our financials applications to automatically update the financial reporting functions for changes in employment and payroll. The human resources applications are comprised of several principal components, including the following:

  •
  Benefits Administration automates day-to-day maintenance of standard and flexible employee benefit plans, as well as eligibility and enrollment processes.

  •
  Payroll provides accurate, efficient and secure payroll processing. This application handles time-sensitive information, such as time entry, check or receipt printing, and regulatory filings.

  •
  Absence Management tracks paid time off and accruals and monitors employee attendance online.

  •
  Personnel Administration tracks workforce data including current employees, open positions and job history, education and other employee information; administers employee training, orientation and re-certification programs; and manages employee health and safety records for compliance with health and safety policies.

  •
  Pay-to-Bill streamlines the process of creating fees for the services an organization provides, calculating payrolls and invoicing clients for these services.

  •
  Human Resources Analytics provides analytical tools to examine human resources information online, including the ability to benchmark an organization's key human resources metrics against organizations both within and outside of their industry.

  •
  Employee and Manager Self- Service allows employees to maintain personal information using our Web-based self-service forms and provides managers with applications for accessing information about their direct reports, thereby reducing human resources' administrative tasks.

  •
  e-Recruiting provides Web-based recruitment management services that improve relationships, information and speed throughout the hiring process and provides organizations with automated sourcing, profiling, matching, tracking and hiring.

        Lawson Procurement Suite.    The procurement applications automate the operational and administrative procurement process, promote adherence to purchasing policies, assist businesses in negotiating pricing for supplies, lower materials and services costs and improve inventory practices. These applications are comprised of several principal components, including the following:

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

  •
  Requisitions Self-Service manages internal requests for items such as maintenance, repairs, equipment and supplies, as well as allows users to enter receipts directly into the system.

  •
  Vendor Self-Service allows suppliers to electronically receive information on the status of their invoices.

  •
  e-Procurement provides purchasing management services with automated requisitioning, approval, receiving, reconciliation, invoice payment and posting to a user's general ledger, while integrating with Web-based exchanges, suppliers and manufacturers.

        Lawson Distribution Suite.    The distribution applications provide sell-side order management, warehouse fulfillment, customer invoicing and accounts receivable in an integrated solution. The distribution applications are comprised of several principal components, including the following:

  •
  Order Entry automates the customer order process from receipt of order to invoice. Customers may submit orders via many different sources, including e-commerce websites.

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

  •
  Franchise Management is an integrated franchiser-to-franchisee solution that manages contracts, loans and royalties for the franchisees.

  •
  Customer Self-Service allows customers to place orders, review invoices, make address changes, analyze previous item histories and review their order-payment status.

        Retail Operations Suite.    Retail operations solutions are built for high-volume retail enterprises and encompass a complete range of activities, including the management of item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. The principal components of the retail operations applications include the following:

  •
  Merchandising assists category managers in the management, definition, planning, promotions, pricing and reviewing of product categories.

  •
  Lawson Library serves as a data management hub for all of a retail customer's systems, including back office, merchandising, warehouse replenishment, distribution and even non-Lawson applications.

  •
  Supply Chain provides an automated system for warehouse management and replenishment, as well as centralized control of multi-channel ordering.

  •
  Store Operations extends the power of Lawson Supply Chain to each of a customer's retail location and contains a number of components to simplify and automate forecasting, replenishment, inventory control and analysis.

Integration and Collaboration Tools

        Our information management and integration and collaboration tools help customers improve their business processes through simplified presentation, navigation and access to information; automation of complex business processes; and intelligent routing of work and tasks to appropriate personnel.

        Lawson Extensions include:

  •
  Information Management allows users to store, select, retrieve and customize information about employees, managers, vendors and business partners.

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

  •
  Scorecard uses online analytical processing to provide comprehensive analytical vertical and business process performance measurements, and customized tools for company-wide balanced scorecard initiatives, allowing collaboration among employees.

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

  •
  Strategic Ledger captures data that would not typically be maintained in an organization's general ledger to measure profitability and business performance in multi-dimensional detail.

  •
  Smart Notification monitors data, filters out noise and delivers important information to users, allowing them to act quickly and intelligently to optimize organizational performance.

Lawson Portal

        Lawson Portal enables a wide distribution of information to users based on their role in an organization, while controlling access to data. Our pre-configured portal is combined with the appropriate Lawson core business applications, as well as third-party applications and data to provide a comprehensive solution for the industries we target. Lawson Portal allows the user to participate in automated, industry-specific business processes with limited training. Key features include:

  •
  The Web-based Portal consolidates and integrates data from disparate sources, and provides a single place for users to access the information and work with the applications they need to do their jobs.

  •
  The Portal can be configured to simply provide access to Lawson applications, non-Lawson applications and other content sources.

  •
  The Portal can be configured to reflect corporate standards and processes, and can be deployed to all users within an organization. Individual users can further personalize the Portal with specific role-based data to match their specific needs.

Technology Partners

        We have relationships with other software companies that allow us to expand and complement our product offerings. For example, our relationships with Hyperion Solutions Corporation (Hyperion) and Microsoft Corporation enhance our analytics offerings. Our contractual relationship with Hyperion allows us to incorporate its online analytical processing technology into our financial suite of products. Other strategic relationships also allow us to expand our product functionality through the offering of services that are not our core competency, such as BSI TaxFactory for state and local tax data.

Services

        We offer comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance, which support our enterprise software solutions. Generally, we charge our customers for professional services on a fee-for-service basis, with training services billed based on attendance. Customer support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our customers based on available support offerings. Our in-house professional services organization also educates third-party system integrators in the use of our products to assist them in providing services to our customers. Given our current base of over 2,000 customers, our services organization is a large and important part of our overall business. As of May 31, 2003, our services organization consisted of 698 employees.

        Professional Services.    Our professional services are integral to our ability to provide customers with successful enterprise solutions. Our industry-experienced employees work with customers to design and execute an implementation plan based on their business processes. Our professional services organization is aligned with our targeted vertical markets in order to best support our customers' needs. We also provide our customers with education and training. Our training services include providing user documentation and training at our corporate offices in St. Paul, Minnesota and in several regional offices, as well as Web-based training and computer-based training that our customers can access from their own offices.

        Customer Support and Maintenance.    We provide our customers with product updates, new releases, new versions and corrections as part of our support fees. We offer help desk support through our Global Support Center, which provides technical and product error reporting and resolution support. Clients can access our global support center by various methods, including the ability to manage their support issues online by enabling electronic submission of support issues to our global support center, with all communication regarding the support issue being managed electronically. We enable customers to monitor the progress of their requests for assistance, and offer a wide variety of up-to-date Lawson-specific product knowledge, including release planning, application descriptions, publications and training course dates, with intuitive search capabilities on our company-wide intranet, a portion of which is accessible by our partners and customers.

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

  •
  Open. Allows our customers to operate on a number of operating systems (such as UNIX, NT and iSeries), database systems (such as DB2, Microsoft SQL Server and Oracle) and hardware platforms (such as Hewlett Packard, IBM, Sun Microsystems and Windows/Intel).

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

  •
  Application Server. Our application server components include the business logic applications, active object repository, database layer and environment. Our proprietary business logic applications contain the server-based logic components of our software solutions. The active object repository is a proprietary library of objects that contain data attributes that define the interrelationship between the application logic and the data. For example, the active object repository would contain the attributes about an employee record in the human resources application. The employee attributes are loaded into memory for use as the human resources application runs, thereby enhancing speed, accuracy and efficiency. In addition, the active object repository enables any authorized user to look through and around transaction data by using our Drill Around® feature, based on the user's needs and analysis criteria. Drill Around® is not dependent on a pre-defined path, but rather is driven by the unique transaction and the attributes that the user is investigating, regardless of the application. The database layer maximizes data management performance, and exists independently from all other components, allowing our customers flexibility in configuring their system. Our environment maximizes the database system's performance, reliability and availability while providing secured access across our solutions. The environment enables the proprietary software in the business logic applications to function in multiple operating system platforms.

Trademarks

        Drill Around® and Lawson®, are registered trademarks of ours. Other trademarks and trade names appearing in this document are the property of their respective holders.

Sales and Marketing

        We market and sell our software and services solutions through a combination of a direct sales force, channel partners and resellers.

        Our direct sales force and services organization is aligned with our strategy to provide industry-tailored solutions, and focuses on the unique business processes for each of our targeted services industries. Within each services industry, we have a sales team dedicated to prospective customers, and another team dedicated to sales to existing customers. We also have regional sales teams that focus on specific geographic territories. Our domestic sales offices are located in Atlanta, Boston, Chicago, Columbus, Dallas, Denver, Los Angeles, St. Paul, New York, Philadelphia, San Francisco, Seattle and Washington, D.C. We also have international sales offices in Canada, France, the Netherlands and the United Kingdom and sell our solutions through affiliates in other international locations.

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

        We also use application service providers ("ASP's") to distribute our products. ASPs allow us to reach small-to medium-sized businesses that prefer a hosted solution. Our software's architecture is easily distributed over the Internet and is highly scalable to serve many customers and supports multi-tenancy, which lets ASPs securely host multiple customers on a single set of our applications.

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

        Our total research and development expenses were $59.1 million, $66.9 million and $52.6 million in fiscal 2003, 2002 and 2001, respectively. As of May 31, 2003, our research and development organization consisted of 406 employees.

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

  •
  level of customer service;

  •
  sales and marketing efforts;

  •
  new product and technology introductions; and

  •
  company stability, resources and reputation.

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

        Software companies have increasingly applied for, and relied on, the protection of patents. To date, we have filed two patent applications. These applications may not result in issued patents and, even if issued there is no assurance that the patents will provide us with any competitive advantage.

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

Employees

        As of May 31, 2003, we had 1,675 employees, including 366 in sales and marketing, 406 in research and development, 698 in services and customer support and 205 in administration. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees are represented by a labor union and we believe our relations with our employees are good.

        Our executive officers are:

Name	Age	Position
H. Richard Lawson	59	Chairman
John J. Coughlan	44	President, Chief Executive Officer, Director
Robert G. Barbieri	48	Executive Vice President, Chief Financial Officer
James F. DeSocio	48	Executive Vice President
Dean J. Hager	36	Executive Vice President
Eric C. Morgan	43	Executive Vice President
Bruce B. McPheeters	48	General Counsel, Secretary and Senior Vice President

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

        Robert G. Barbieri has served as our executive vice president and chief financial officer since August 2000 and as our executive vice president of operations since June 2003. From January 1997 until August 2000, Mr. Barbieri was employed by Apogee Enterprises, Inc., a publicly traded glass, coatings and service technologies company, serving most recently as vice president and chief financial officer. From 1984 until joining Apogee, Mr. Barbieri was employed by Air Products and Chemicals, Inc., a global gases and chemicals company, where he held several senior financial management positions, serving most recently as controller for the general industries division of the gases group. Mr. Barbieri is a certified management accountant.

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

Available Information

        We make available, free of charge, on our website (www.lawson.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission.

Item 2. Properties

        Our corporate headquarters and executive offices are in St. Paul, Minnesota, where we lease approximately 300,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 240,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, we lease approximately 41,000 square feet of office space in countries outside the United States, used primarily as sales and services offices. Expiration dates of leases on these offices range from 2003 to 2017. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

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

Other Matters

        We are, and from time to time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any of these or the above mentioned legal matter will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2003.

Part II

Item 5. Market for the Registrant's Common Equity and Related Stockholder Matters

        Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing prices by quarter as reported by Nasdaq since our initial public offering in December 2001.

	High	Low
Fiscal 2003:
Fourth Quarter	$5.59	$4.25
Third Quarter	$7.09	$4.38
Second Quarter	$5.00	$3.25
First Quarter	$6.28	$4.40
Fiscal 2002:
Fourth Quarter	$13.00	$4.06
Third Quarter	$17.80	$9.74

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business. Our credit agreement with US Bank prohibits cash dividends without the bank's consent.

        As of July 18, 2003, the approximate number of stockholders of record was 226.

        Between June 1, 2002 and June 26, 2002, we sold 731,353 shares of common stock to various employees pursuant to the exercise of outstanding stock options for an aggregate consideration of $1,004,608 in reliance upon Rule 701 of the Securities Act of 1933, as amended ("Securities Act"). Between June 1, 2002 and June 26, 2002 we granted options to purchase an aggregate of 36,780 shares of common stock to four persons in exempt transactions under Section 4(2) under the Securities Act. After June 26, 2002, all stock option grants and exercises were completed pursuant to a registration statement on Form S-8 effective June 26, 2002.

Item 6. Selected Consolidated Financial Data

	Year Ended May 31,
	2003	2002	2001	2000	1999
	(In thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$77,614	$150,243	$152,291	$121,421	$98,141
Services(1)	266,704	278,093	242,033	198,709	172,716

Total revenues(1)	344,318	428,336	394,324	320,130	270,857
Cost of revenues:
Cost of license fees	14,367	30,864	23,580	16,228	11,941
Cost of services(1)(2)	141,717	153,790	130,894	109,098	85,949

Total cost of revenues(1)(2)	156,084	184,654	154,474	125,326	97,890
Gross profit	188,234	243,682	239,850	194,804	172,967
Operating expenses:
Research and development(3)	59,115	66,897	52,600	44,780	37,819
Sales and marketing(4)	102,963	124,630	116,667	119,203	88,986
General and administrative(5)	29,972	32,083	39,105	31,215	32,425
Other general expenses(6)	—	655	7,308	4,500	—
Restructuring charges(7)	6,035	3,258	—	—	—
Amortization of acquired intangibles intangibles	877	622	—	—	—

Total operating expenses(8)	198,962	228,145	215,680	199,698	159,230

Operating (loss) income	(10,728)	15,537	24,170	(4,894)	13,737
Other income (expense), net(9)	4,457	(1,573)	949	892	1,332

(Loss) income before income taxes	(6,271)	13,964	25,119	(4,002)	15,069
(Benefit) provision for income taxes	(2,446)	5,586	10,550	(653)	6,333

Net (loss) income	(3,825)	8,378	14,569	(3,349)	8,736
Accretion on and conversion of preferred stock(10)	—	(30,098)	(52)	—	—

Net (loss) income applicable to common stockholders	$(3,825)	$(21,720)	$14,517	$(3,349)	$8,736
Net (loss) income per share:
Basic	$(0.04)	$(0.27)	$0.21	$(0.05)	$0.12

Diluted	$(0.04)	$(0.27)	$0.17	$(0.05)	$0.11

Shares used in computing net (loss) income per share:
Basic	98,165	79,630	69,907	70,689	70,361

Diluted	98,165	79,630	84,367	70,689	80,920

(1)
In the fourth quarter of fiscal 2002, we adopted the Emerging Issues Task Force (EITF) Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred". Adoption of the EITF Issue 01-14 resulted in reclassifications that increased both revenues and cost of revenues equally by $13,379, $10,392, $7,223 and $6,395 for the years ended May 31, 2002, 2001, 2000, and 1999, respectively. All prior years presented have been restated to reflect these reclassifications. The change had no effect on net (loss) income or net (loss) income per share.

(2)
Includes non-cash stock-based compensation of $199, $428 and $114 in the years ended May 31, 2003, 2002 and 2001, respectively.

(3)
Includes non-cash stock-based compensation of $665, $1,623 and $510 in the years ended May 31, 2003, 2002 and 2001, respectively.

(4)
Includes non-cash stock-based compensation of $816, $2,335 and $911 in the years ended May 31, 2003, 2002 and 2001, respectively.

(5)
Includes non-cash stock-based compensation of $1,882, $4,168, $2,061 and $72 in the years ended May 31, 2003, 2002, 2001 and 2000, respectively; lease abandonment expense (benefit) of $551, $215, $1,765, $(516) and $4,350, in the years ended May 31, 2003, 2002, 2001, 2000 and 1999, respectively; and compensation associated with a repurchase of stock options from current employees of $5,130 in the year ended May 31, 2001.

(6)
Includes business process improvement initiatives of $655 and $4,929 in the years ended May 31, 2002 and 2001, respectively; expense associated with a warrant issued to a strategic partner of $1,800 in the year ended May 31, 2000; and expense associated with the repurchase of stock options held by former employees of $2,379 and $2,700 for the years ended May 31, 2001 and 2000, respectively.

(7)
Includes restructuring charges of $6,035 and $3,258 in the years ended May 31, 2003 and 2002, respectively for severance and related benefits and lease termination costs.

(8)
Includes restructuring charges, non-cash stock-based compensation, lease abandonment expense, business process improvement initiative expenses, warrant issued to a strategic partner and expenses associated with repurchases of options in the aggregate of $9,949, $12,254, $17,865, $4,056 and $4,350, in the years ended May 31, 2003, 2002, 2001, 2000 and 1999, respectively.

(9)
We used $10,240 proceeds from our initial public offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded early extinguishment of debt expense in the third quarter of fiscal 2002 consisting of the unamortized debt issuance costs and the discount on the notes totaling $2,321.

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

	May 31,
	2003	2002	2001	2000	1999
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$260,512	$229,867	$77,608	$45,862	$41,398
Working capital	213,258	204,100	39,422	6,048	9,233
Total assets	432,209	436,468	236,103	179,630	145,560
Mandatorily redeemable common stock warrants	—	—	2,560	—	—
Senior subordinated convertible notes	—	—	8,031	—	—
Other long-term debt, net of current portion	255	904	1,010	15,573	1,819
Series A convertible preferred stock	—	—	29,750	—	—
Mandatorily redeemable common stock	—	374	56,145	164,213	158,850
Stockholders' equity (deficit)	289,399	285,484	(24,869)	(138,875)	(131,682)

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, sales returns and allowances, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

        We believe the critical accounting policies listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange

Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized using contract accounting. Our specific revenue recognition policies are as follows:

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

        Allowance for Doubtful Accounts.    We maintain allowances for doubtful accounts for estimated losses resulting from the inability of our customers to make required payments. If the financial condition of our customers were to deteriorate, resulting in an impairment of their ability to make payments, additional allowances may be required or future revenue could be deferred until collectibility becomes probable.

        Sales Returns and Allowances.    We also record a provision for estimated sales returns and allowances on product and service related sales in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical sales returns, analysis of credit memo data and other known factors. If the historical data we use to calculate these estimates does not properly reflect future returns, then a change in the allowances would be made in the period in which such a determination is made and revenues in that period could be materially affected.

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with Statement of Financial Accounting Standard ("SFAS') No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test consists of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

        Deferred Taxes.    Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items, such as deferred revenue, for tax and accounting purposes. These differences result in deferred tax assets and liabilities, which are included within our Consolidated Balance Sheets. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

        We assess the likelihood that our deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of May 31, 2003, as we expect to be able to utilize all of our deferred tax assets. The ability to utilize our deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Initial Public Offering and Other Equity Transactions

        In fiscal 2002, we closed our initial public offering on December 12, 2001, at which time we issued 13,675,000 shares of common stock from the primary offering, 10,316,319 shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1,661,153 shares of common stock as part of the over-allotment option exercise and 438,847 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. After giving effect to the issuance of these shares on December 12, 2001, we had 93,316,268 outstanding shares of common stock and 106,825,000 shares on a fully diluted basis using the treasury method. We received proceeds, net of commissions and expenses, of $197.3 million in the initial public offering including exercise of the over-allotment option in full. Proceeds from the initial public offering are invested in interest-bearing, investment grade securities. We used $10.2 million of the proceeds from the offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded a charge in the third quarter of fiscal 2002 for the total amount of the unamortized debt issuance costs and the discount on the notes of $2.3 million. Additionally, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002. We also recognized accretion on the preferred stock of $0.1 million for the year ended May 31, 2002. These charges adversely affected basic and diluted earnings per share by $0.38. However, these charges had no impact on net income.

Acquisitions

        The following acquisitions were accounted for by the purchase method of accounting, and, accordingly, the results of operations have been included in the Consolidated Statements of Operations since the acquisition dates. All of the acquisitions were cash transactions. The assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition. See Note 6 of Notes to Consolidated Financial Statements for a pro forma presentation of our significant acquisitions.

Armature

        On June 28, 2002, we acquired certain assets of Armature Holdings Ltd. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers. The assets acquired included all software applications, related trademarks and technologies. The purchase price for this transaction was $8.1 million.

Keyola

        On April 17, 2002, we acquired all of the outstanding capital stock of Keyola Corporation for $5.0 million. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations. At May 31, 2003, additional cash payments ranging from zero to $1.5 million are contingent upon the future performance of Keyola and will be recorded as additional goodwill if earned.

Account4, Inc.

        On July 11, 2001, we acquired the outstanding securities of Account4, Inc. for $31.3 million including the repayment of assumed debt. Account4 provided web-based professional services automation software that enables service organizations to more efficiently manage their businesses and workforce. As a result of the acquisition, we expanded our software solution for service organizations to include automated functions such as forecasting and planning, scheduling and assignments, skills and resource management, time and expense reporting, project management and invoicing. The acquisition of Account4 was intended to enhance our strategies of focusing on targeted vertical markets and providing additional value-added products and services to customers.

Acquisition of Numbercraft Limited Subsequent to Year-End

        On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft Limited (Numbercraft) for $4.0 million. Numbercraft provided solutions for retailers and consumer packaged goods companies which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends. Additional cash payments ranging from zero to $9.0 million are contingent upon the future performance of Numbercraft and will be recorded as additional goodwill if earned.

Results of Operations

        The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated:

	Year Ended May 31,
	2003	2002	2001
Revenues:
License fees	22.5%	35.1%	38.6%
Services	77.5	64.9	61.4

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.2	7.2	6.0
Cost of services	41.1	35.9	33.2

Total cost of revenues	45.3	43.1	39.2
Gross profit	54.7	56.9	60.8
Operating expenses:
Research and development	17.2	15.6	13.3
Sales and marketing	29.9	29.1	29.6
General and administrative	8.7	7.5	9.9
Other general expenses	—	0.2	1.9
Restructuring charges	1.7	0.8	—
Amortization of acquired intangibles	0.3	0.1	—

Total operating expenses	57.8	53.3	54.7

Operating (loss) income	(3.1)	3.6	6.1
Other income (expense), net	1.3	(0.3)	0.3

(Loss) income before income taxes	(1.8)	3.3	6.4
(Benefit) provision for income taxes	(0.7)	1.3	2.7

Net (loss) income	(1.1)%	2.0%	3.7%

Fiscal Year Ended May 31, 2003 Compared To Fiscal Year Ended May 31, 2002

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $344.3 million in fiscal 2003 from $428.3 million in fiscal 2002, or 19.6%. The decrease was primarily due to a decline in revenues from license fees. The general economic slowdown in information technology spending has continued to negatively impact the sales of our products to our customers and prospective customers.

        License Fees.    Revenues from license fees decreased to $77.6 million in fiscal 2003 from $150.2 million in fiscal 2002, or 48.3%. The decrease is principally the result of a continued economic slowdown in information technology spending. Customers continue to delay purchasing new products, or purchase individual products, rather than multi-product suites or systems, resulting in a lower average sales price of the mix of products sold. Revenues from license fees as a percentage of total revenues for fiscal 2003 were 22.5%, compared to 35.1% in 2002. The decrease in license fees as a percentage of total revenues was primarily a result of the decrease in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $266.7 million for fiscal 2003 from $278.1 million for fiscal 2002, or 4.1%. The decline reflects the overall decrease in contracting activity which has resulted in less consulting and training opportunities. The decline in services revenue included a partially offsetting increase in maintenance revenue which was primarily due to an expanded customer base and increased maintenance prices. Services revenues as a percentage of total revenues for fiscal 2003 and 2002 were 77.5% and 64.9%, respectively.

        The current technology recession and decline in overall technology spending may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Given continued weak economic conditions and the uncertainty regarding Middle East conflicts and threats of hostilities elsewhere, projections of future revenue and operating results are difficult to predict. There can be no assurance that our future revenue and operating results will not be adversely affected by the aforementioned factors.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees includes amortization expense of intangibles related to the acquisitions of Armature in 2003 and Account4 and Keyola in 2002, of $1.5 million and $0.9 million for fiscal 2003 and 2002, respectively. Cost of license fees decreased to $14.4 million for fiscal 2003 from $30.9 million for fiscal 2002, or 53.5%. Cost of license fees as a percentage of total revenues for fiscal 2003 and 2002 were 4.2% and 7.2%, respectively. This decline reflects an overall decrease in license fees and third party products sold in relation to total sales due, in part, to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002. Gross margin on revenue from license fees was 81.5% and 79.5% for fiscal 2003 and 2002, respectively. The increase in gross margin on license fees was primarily attributable to the decrease in sales of third party products which typically carry lower margins, partially offset by higher amortization expense of intangibles.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services decreased to $141.7 million for fiscal 2003 from $153.8 million for fiscal 2002, or 7.9%. The decrease in cost of services was primarily due to lower compensation expense and related travel expenses as a result of our May 2002 and September 2002 workforce reductions, and a reduction in the use of third-party consultants' services in our revenue mix. These declines are partially offset by an increase in expenses due to the addition of headcount resulting from the Armature acquisition. Cost of services as a percentage of total revenues for fiscal 2003 and 2002 were 41.1% and 35.9%, respectively. The increase in cost of services as a percentage of total revenues is due to the decrease in total revenues. Gross margin on services revenues was 46.9% and 44.7% for fiscal 2003 and 2002, respectively. The gross margin improvement on services was primarily attributable to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses decreased to $59.1 million for fiscal 2003 from $66.9 million for fiscal 2002, or 11.6%. The decrease in expense is primarily attributed to the workforce reductions, partially offset by an increase in headcount as a result of the Armature acquisition. Also, research and development expenses included lower non-cash charges for stock-based compensation of $0.7 million for fiscal 2003 compared to $1.6 million for fiscal 2002. Research and development expenses as a percentage of total revenues for fiscal 2003 and 2002 were 17.2% and 15.6%, respectively. The increase reflects the lower total revenue in fiscal 2003 compared to fiscal 2002 and our continued commitment to reinvest in research and development.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $103.0 million for fiscal 2003 from $124.6 million for fiscal 2002, or 17.4%. The decrease in expenses is largely the result of our two workforce reductions, a reduction in marketing activities and a decrease non-cash stock-based compensation expense. Stock based compensation expense for the sales and marketing area was $0.8 million for fiscal 2003 compared to $2.3 million for fiscal 2002. Sales and marketing expenses as a percentage of total revenues for fiscal 2003 and 2002 were 29.9% and 29.1%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting fees, consulting fees and bad debt expense. General and administrative expenses decreased to $30.0 million for fiscal 2003 from $32.1 million for fiscal 2002, or 6.6%. The decrease in expense is primarily due to a $5.8 million decline in bad debt expense reflecting the decrease in the trade accounts receivable balance and our collection history, a decrease in employee and employee related costs resulting from workforce reductions and a decrease in non-cash charges for stock-based compensation. General and administrative expenses included non-cash charges for stock-based compensation of $1.9 million in fiscal 2003 compared to $4.2 million for fiscal 2002. The decrease in general and administrative expenses was partially offset by an increase in insurance costs of $0.9 million, an asset impairment charge related to a discontinued project of $0.7 million, non-recurring costs of $0.4 million incurred for the audit of Armature in preparation for the required Form 8-K/A filing and increased lease termination expense related to our former headquarters of $0.3 million. General and administrative expenses as a percentage of total revenues for fiscal 2003 and 2002 were 8.7% and 7.5%, respectively.

        Restructuring Charges.    During fiscal 2003, we recorded a total of $6.0 million of restructuring charges for our 2003 restructuring plan and adjustments to the 2002 plan. In the second quarter of fiscal 2003, we approved a $5.8 million restructuring plan to realign projected expenses with anticipated lower revenue levels resulting from the continued economic downturn. The plan included the termination and payment of severance-related benefits of $4.7 million for 244 employees in various functions including administrative, professional, and managerial, in the United States, Canada and Europe. The charges also included expenses totaling $1.1 million related to the closure and consolidation of facilities. All terminations and associated payments are expected to be paid in calendar 2003. Cash payments related to remaining facility closure liabilities are expected to continue through October 2003. Adjustments to the charges were recorded upon finalization of lease termination agreements and severance related benefits. For a summary of the activity for the year, see Note 5 of Notes to Consolidated Financial Statements.

        In the fourth quarter of fiscal 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million. The plan included the termination and payment of severance-related benefits of $2.9 million for 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. All terminations and associated payments were completed during the first quarter of fiscal 2003. The charges also included expenses of $0.3 million related to closing a leased office facility. An additional $0.2 million provision was recorded in 2003 related to the closed facility based on finalization of lease termination agreements. Cash payments related to remaining facility closure liabilities are expected to continue through June 2005. For a summary of the activity for the year, see Note 5 of Notes to Consolidated Financial Statements.

        Other General Expenses.    Other general expenses in fiscal 2002 consisted of $0.7 million of business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for fiscal 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles was $0.9 million for fiscal 2003 and $0.6 million for fiscal 2002 and consisted of amortization expense related to the purchase of Account4 in July 2001, Keyola in April 2002 and Armature in June 2002.

Other Income (Expense), net

        Other income (expense), net was $4.5 million of income for fiscal 2003 compared with expense of $1.6 million for fiscal 2002. Other income (expense), net as a percentage of total revenues for fiscal 2003 and 2002 was 1.3% and (0.3)%, respectively. We earned interest income of $4.6 million and $2.8 million for fiscal 2003 and 2002, respectively. This was partially offset by interest expense of $0.1 million and $2.0 million for fiscal 2003 and fiscal 2002, respectively. The increase in interest income is due to an increase in our invested cash, cash equivalents and marketable securities balances. The decrease in interest expense is due to the repayment of senior subordinated convertible notes subsequent to our initial public offering in December 2001. As a result of the early repayment of the notes, we recorded a non-cash charge of $2.3 million to write-off unamortized debt issuance costs and the discount on notes for fiscal 2002. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," we have reclassified the $2.3 million previously reported as an extraordinary loss in fiscal 2002, to a component of other income (expense) in the Consolidated Statements of Operations contained in this report.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $2.4 million for fiscal 2003 compared to a tax provision of $5.6 million for fiscal 2002. Our income tax (benefit) provision is comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for fiscal 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to an increase in tax-exempt income.

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

        Restructuring Charges.    In the fourth quarter of fiscal 2002, we approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million. The plan included the termination and payment of severance-related benefits for 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. All terminations and associated payments were completed during the first quarter of fiscal 2003. The charge also included expenses related to closing a leased office facility. The remaining facility closure liabilities are expected to be paid through 2005. For a summary of the activity for the year, see Note 5 of Notes to Consolidated Financial Statements.

        Other General Expenses.    Other general expenses in fiscal 2002 consisted of $0.7 million of business process improvement initiatives. Fiscal 2001 consisted of $4.9 million in consulting fees related to business process improvement initiatives designed to prepare our organization for our initial public offering and $2.4 million in expenses related to the repurchase of options held by one of our former executives.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles for fiscal 2002 consisted of $0.6 million in amortization expense related to the purchase of Account4 in July 2001 and Keyola in April 2002.

Other Income (Expense), net

        Other income (expense), net was $(1.6) million for fiscal 2002 compared with $0.9 million for fiscal 2001. Other income (expense), net as a percentage of total revenues for fiscal 2002 and 2001 was (0.3)% and 0.3%, respectively. We earned interest income of $2.8 million and $2.5 million for fiscal 2002 and 2001, respectively. This was partially offset by interest expense of $2.0 million and $1.5 million for fiscal 2002 and fiscal 2001, respectively. The increase in interest income was primarily due to the interest earned on proceeds from our initial public offering. The increase in interest expense was due to interest on Senior Subordinated Convertible Notes and accretion of stock warrants, which were outstanding for two quarters of fiscal 2002 and only one quarter in fiscal 2001. Subsequent to our initial public offering, in the third fiscal quarter of 2002, we repaid the notes. As a result of the early repayment of the notes, we recorded a non-cash charge of $2.3 million to write-off unamortized debt issuance costs and the discount on notes in fiscal 2002.

Provision for Income Taxes

        We recognized an income tax provision of $5.6 million for fiscal 2002 compared to $10.6 million for fiscal 2001. Our income tax provision is comprised primarily of federal and state taxes. Our effective rate was 40.0% and 42.0% for fiscal 2002 and 2001, respectively. The decrease in the effective tax rate was primarily due to a decrease in permanent non-deductible expenses and an increase in tax-exempt interest income.

Accretion and Conversion of Preferred Shares

        As part of our initial public offering on December 12, 2001, we converted all of the outstanding shares of Series A Preferred Stock and issued 10,316,000 shares of common stock. As a result of the conversion of the Series A Preferred Stock, we recognized a $30.1 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock. The charge had no impact on net income. See Note 10 of Notes to Consolidated Financial Statements.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of May 31, 2003, we had $260.5 million in cash, cash equivalents and marketable securities and $213.3 million in working capital.

        Net cash provided by operating activities was approximately $47.9 million, $6.0 million and $33.4 million in fiscal 2003, 2002, and 2001, respectively. The increase in cash from operating activities in fiscal 2003 was primarily due to a decrease in accounts receivable, partially offset by our net loss and a decrease in accounts payable and other liabilities. The decrease in 2002 was primarily due to changes in operating assets and liabilities, reduced net income, partially offset by tax benefits resulting from stockholders transactions, and non-cash charges related to stock-based compensation.

        Net cash provided by (used in) investing activities was $34.8 million, $(180.5) million and $(24.8) million in fiscal 2003, 2002, and 2001, respectively. Cash flows provided by investing activities for fiscal 2003 consisted of $48.8 million of net sales of marketable securities, partially offset by $7.8 million used for the purchase of Armature assets, and $6.1 million for the purchase of property and equipment. We have generally funded capital expenditures through the use of cash generated through operations and stockholder transactions. Net cash used in investing activities in 2002 primarily reflects net purchases of marketable securities of $137.7 million, $31.6 million for the acquisitions of Account4 and Keyola, and $11.1 million of property and equipment additions.

        We have a contingent consideration agreement related to the acquisition of Keyola in fiscal 2002. Under the terms of the agreement, additional cash payments ranging from zero to $1.5 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005, and will be recorded as additional goodwill if earned. At May 31, 2003, no amounts had been earned under this agreement.

        Net cash (used in) provided by financing activities was $(2.8) million, $188.8 million and $4.4 million in fiscal 2003, 2002, and 2001, respectively. Net cash used in financing activities in fiscal 2003 reflects $15.0 million used to repurchase shares of our common stock and $1.4 million used for repayment of debt, partially offset by $7.0 million received from the exercise of stock options and $6.6 million from the issuance of treasury shares for our employee stock purchase program. Net cash provided by financing activities in fiscal 2002 reflects $197.3 million of net proceeds from our initial public offering, of which $10.2 million was used to repay senior subordinated convertible notes. During fiscal 2002, we received $3.9 million for the exercise of stock options and paid $1.2 million for the repurchase of common stock related to the mandatory redemption requirement of certain shares under our ESOP plan and $1.0 million for the repayment of debt.

        In December 2002, our Board of Directors authorized us to repurchase, from time to time, up to $15.0 million of our common shares. We repurchased a total of 2.9 million shares for $15.0 million during fiscal 2003. The share repurchase was largely funded by cash proceeds obtained from exercise of employee stock options and the employee stock purchase plan. The repurchased shares will be used for general corporate purposes.

        In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million worth of our common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchase will be funded primarily from proceeds and tax benefits derived from the Company's stock option and employee stock purchase plans, and supplemented with portions of available cash from operations. The repurchased shares will be used for general corporate purposes. No time limit has been set for the repurchase program.

        We have summarized future minimum lease commitments as of May 31, 2003 in Note 19 of Notes to Consolidated Financial Statements included in this Form 10-K.

        We have a $25.0 million revolving credit facility, which expires on September 30, 2003. At May 31, 2003, we had no amounts outstanding under the revolving credit facility. The agreement with the bank contains limitations on dividends and capital expenditures and requires compliance with specific financial ratios and covenants. We were in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at May 31, 2003.

        We believe that cash flow from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations at May 31, 2003, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in millions):

	Total	1 Year or Less	1-3 Years	After 3 Years
Operating leases	$81.7	$10.7	$21.5	$49.5
Debt	1.2	0.9	0.3	—

Total	$82.9	$11.6	$21.8	$49.5

Recent Accounting Pronouncements

        In August, 2001 the Financial Accounting Standards Board ("FASB") issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2002 we adopted this statement which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No.121, "Accounting for the Impairment of Long-Lived Assets and for the Long-Lived Assets to Be Disposed Of" and Accounting Principles Board ("APB") Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption, we determined we did not have any impaired long-lived assets.

        In April 2002, the FASB issued SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement, related to the rescission of FASB Statement No. 4, were effective for us beginning on June 1, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. In accordance with the transition provisions the adoption resulted in our fiscal 2002 extraordinary item being reclassified in the Consolidated Statements of Operations to other income (expense) in fiscal 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the accounting for costs associated with exit or disposal activities. Commitment to a plan to exit an activity or disposal of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are "incurred" and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of the statement were effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on our consolidated financial position, results of operations or cash flows, but will change on a prospective basis, the timing of when restructuring charges are recorded from the commitment date to when the liability is incurred.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on our consolidated financial position; however, management is continuing to evaluate the impact on future financial statements. A summary of agreements that we have determined are within the scope of FIN No. 45 is included in Note 19 of Notes to Consolidated Financial Statements.

        In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation", to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. We account for stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. We currently have no plans to change to the fair value method of accounting for stock-based compensation. The adoption of this statement is not expected to have a material impact on our consolidated financial position, results of operations or cash flows. We implemented the year-end disclosure provisions as of May 31, 2003 and will implement the interim period disclosure provisions in the quarter ending August 31, 2003.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. We currently have no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on our consolidated financial position, results of operations or cash flows. However, if we enter into any such arrangement with a variable interest entity in the future, our consolidated financial position or results of operations may be adversely effected.

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

        During fiscal 2003, our license revenue was lower than the prior fiscal year because prospective customers continued to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The current technology recession and decline in overall technology spending, terrorist activity, Middle East conflicts, and threats of hostilities elsewhere may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In fiscal 2003, we continued to take measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges. We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available or sufficient to offset revenue declines.

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

  •
  we have historically had a higher concentration of licensing activities in the second half of our fiscal year due to the nature of our sales personnel compensation programs, but there is no assurance that this pattern will or will not continue;

  •
  the size of license transactions can vary significantly;

  •
  a decrease in license fee revenue may likely result in a decrease in services revenue in the same or subsequent quarters;

  •
  customers may unexpectedly postpone or cancel projects due to changes in their strategic priorities, project objectives, budget or personnel;

  •
  the uncertainty caused by announced potential business combinations in the software industry, may cause customers to cancel, postpone or reduce capital spending projects on software;

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

        There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. Note 2 of the Notes to Consolidated Financial Statements describes the pro forma impact of a change to fair market value accounting on earnings and earnings per share for each of the past three years.

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

  •
  financial management software vendors;

  •
  merchandising software vendors;

  •
  services automation software vendors; and

  •
  outsourced services providers.

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

        Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners, such as Siemens Medical Solutions Health Services Corporation. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements from time to time give rise to disputes regarding marketing strategy, exclusive territories, payment of fees and customer relationships, which could negatively affect our business or result in costly litigation. For example, we are currently in discussions with Siemens regarding our current reseller agreement and potential modifications to our reselling relationship.

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, to date we have filed two patent applications but we intend to file additional patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for many of our products. We may also permit customers to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

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

        As of May 31, 2003, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 21.8% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

Financial outlook.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

        Currently, we have minimal monetary assets, liabilities and operating expenses denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency rate risk, the adoption of SFAS No. 133, as amended by SFAS Nos. 137 and 138, could have a material impact on our operating results.

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their values. Changes in the market interest rates will not have a material impact on our financial position.

        Through May 31, 2003, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data.

        The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Part III

        The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G(3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We will file our definitive 2003 Proxy Statement pursuant to Regulation 14A not later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

        The information concerning our officers required by this item is included in Part I hereof under the heading "Employees." Information required under this item is contained in the section entitled "Election of Directors" in our 2003 Proxy Statement and is incorporated herein by reference.

Item 11. Executive Compensation.

        Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in our 2003 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required under this item is contained in the sections entitled "Securities Authorized for Issuance Under Equity Compensation Plans" and "Security Ownership of Principal Stockholders and Management" in our 2003 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information required under this item is contained in the section entitled "Certain Transactions" in our 2003 Proxy Statement and is incorporated herein by reference.

Item 14. Controls and Procedures.

(a)
Evaluation of disclosure controls and procedures.

        Under the supervision and with the participation of our management, including the Company's Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective in timely alerting them to the material information relating to us (or our consolidated subsidiaries) required to be included in our periodic SEC filings.

(b)
Changes in internal controls.

        During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a) - 15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part IV

Item 15. Exhibits, Consolidated Financial Statement Schedules and Reports on Form 8-K.

(a)
Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

          1.    Financial Statements.    The following Consolidated Financial Statements, and the related Notes thereto, and the Report of Independent Auditors are filed as a part of this Annual Report on Form 10-K.

          2.    Financial Statement Schedules.    Schedules not listed below have been omitted because they are not applicable or are not required or the information required to be set forth in those schedules is included in the financial statements or related notes.

          3.    Exhibits.    The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

(b)
Reports on Form 8-K

        No reports on Form 8-K were filed during the fourth quarter of fiscal 2003.

Index To Financial Statements and Financial Statement Schedules (Item 14-(a))

Index to Exhibits (Item 14(a))

Number		Description
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(1)	Bylaws of the Company.
4.1	(1)	Form of Certificate of Common Stock of the Company.
10.1	(1)	Amended and Restated 1996 Stock Incentive Plan.
10.2	(1)	2001 Stock Incentive Plan.
10.3	(1)	Employee Stock Ownership Plan (1999 Restatement), as amended to date.
10.4	(1)	2001 Employee Stock Purchase Plan.
10.5	(1)	Warrant Purchase Agreement, dated January 28, 2000, as amended, between the Company and Hewlett Packard Company.
10.6		[Reserved]
10.7		Stock Purchase Warrant, dated May 20, 2003, issued to Convertible Fund Offshore Ltd., an assignee of Hewlett Packard Company.
10.8		[Reserved]

10.9	(1)	Warrant Purchase Agreement, dated July 18, 2000, between the Company and CIS Holdings, Inc.
10.10	(1)	Warrant issued to CIS Holdings, Inc.
10.11	(1)	Employment Agreement, dated February 15, 2001, between the Company and Jay Coughlan.
10.12	(1)	Employment Agreement, dated February 15, 2001, between the Company and Robert Barbieri.
10.13	(1)	Director Indemnification Agreement, dated March 19, 2001, between the Company and David S. B. Lang.
10.14	(1)	Stock Purchase and Exchange Agreement, dated February 23, 2001, between the Company and the investors named therein.
10.15	(1)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.16	(1)	Stockholders' Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.17		[Reserved]
10.18		[Reserved]
10.19		[Reserved]
10.20		[Reserved]
10.21	(1)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102.
10.22	(1)	Lease of real property located at 1300 Godward Street, Minneapolis, MN 55413.
10.23	(1)	Amended and Restated Credit Agreement, dated May 31, 2001, between the Company and U.S. Bank National Association.
10.24		[Reserved]
10.25		[Reserved]
10.26	(1)(2)	Independent Software Vendor Partner Agreement, effective June 13, 2003, between the Company and Hyperion Solutions Corporation.
21.1		Subsidiaries
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney (included on signature page).
31.1		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—John J. Coughlan.
31.2		Certification Pursuant to Section 302 of the Sarbanes-Oxley Act—Robert G. Barbieri.
32.1		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—John J. Coughlan
32.2		Certification Pursuant to Section 906 of the Sarbanes-Oxley Act—Robert G. Barbieri.

(1)
Incorporated by reference to a similarly numbered exhibit to the Company's Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

(2)
Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the Securities Exchange Act of 1934, as amended.

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

Dated: July 29, 2003

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

Signature	Title	Date

/s/ H. RICHARD LAWSON H. Richard Lawson	Chairman	July 29, 2003
/s/ JOHN J. COUGHLAN John J. Coughlan	President and Chief Executive Officer and Director (principal executive officer)	July 29, 2003
/s/ ROBERT G. BARBIERI Robert G. Barbieri	Executive Vice President and Chief Financial Officer (principal financial and accounting officer)	July 29, 2003
/s/ DAVID J. ESKRA David J. Eskra	Director	July 29, 2003
/s/ DAVID R. HUBERS David R. Hubers	Director	July 29, 2003

/s/ THOMAS G. HUDSON Thomas G. Hudson	Director	July 29, 2003
/s/ RICHARD D. KREYSAR Richard D. Kreysar	Director	July 29, 2003
/s/ DAVID S. B. LANG David S. B. Lang	Director	July 29, 2003
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	July 29, 2003

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholders of
Lawson Software, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2003 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2003 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

        As discussed in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 142, "Goodwill and Other Intangible Assets" on June 1, 2001.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 20, 2003, except as to Note 23, which is as of July 24, 2003

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except share and per share data)

	May 31, 2003	May 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$153,071	$73,148
Marketable securities	102,266	143,000
Trade accounts receivable, less allowance for doubtful accounts of $6,440 and $8,243	62,433	100,661
Deferred income taxes	14,373	19,285
Prepaid expenses and other assets	19,749	14,530

Total current assets	351,892	350,624
Long-term marketable securities	5,175	13,719
Property and equipment, net	21,364	26,092
Goodwill	31,410	26,851
Other intangible assets, net	12,533	11,304
Deferred income taxes	8,620	5,266
Other assets	1,215	2,612

Total assets	$432,209	$436,468

LIABILITIES, MANDATORILY REDEEMABLE SECURITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$896	$1,225
Accounts payable	13,407	20,279
Accrued compensation and benefits	23,480	20,249
Other accrued liabilities	14,209	18,095
Deferred revenue and customer deposits	86,642	86,676

Total current liabilities	138,634	146,524
Long-term debt, less current portion	255	904
Other long-term liabilities	3,921	3,182

Total liabilities	142,810	150,610

Commitments and contingencies (Notes 6, 8, and 19)
Mandatorily redeemable common stock at redemption value	—	374
Stockholders' equity:
Preferred stock; $0.01 par value; 42,562,135 shares authorized; no shares issued or or outstanding	—	—
Common stock; $0.01 par; 750,000,000 shares authorized; 105,946,971 and 102,101,336 shares issued; 97,695,531 and 95,361,204 outstanding, respectively	1,058	1,020
Additional paid-in capital	309,637	298,048
Treasury stock; at cost; 8,251,440 and 6,740,132 shares, respectively	(28,824)	(16,974)
Deferred stock-based compensation	(3,117)	(8,329)
Retained earnings	9,480	13,305
Accumulated other comprehensive income (loss)	1,165	(1,212)
Adjustment for mandatorily redeemable common stock	—	(374)

Total stockholders' equity	289,399	285,484

Total liabilities, mandatorily redeemable securities and stockholders' equity	$432,209	$436,468

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except share and per share data)

	Year Ended May 31,
	2003	2002	2001
Revenues:
License fees	$77,614	$150,243	$152,291
Services	266,704	278,093	242,033

Total revenues	344,318	428,336	394,324
Cost of revenues:
Cost of license fees	14,367	30,864	23,580
Cost of services	141,717	153,790	130,894

Total cost of revenues	156,084	184,654	154,474
Gross profit	188,234	243,682	239,850
Operating expenses:
Research and development	59,115	66,897	52,600
Sales and marketing	102,963	124,630	116,667
General and administrative	29,972	32,083	39,105
Other general expenses (see Note 4)	—	655	7,308
Restructuring charges (see Note 5)	6,035	3,258	—
Amortization of acquired intangibles	877	622	—

Total operating expenses	198,962	228,145	215,680

Operating (loss) income	(10,728)	15,537	24,170
Other income (expense):
Interest income	4,591	2,795	2,491
Interest expense	(134)	(2,047)	(1,542)
Early extinguishment of debt expense	—	(2,321)	—

Total other income (expense)	4,457	(1,573)	949
(Loss) income before income taxes	(6,271)	13,964	25,119
(Benefit) provision for income taxes	(2,446)	5,586	10,550

Net (loss) income	(3,825)	8,378	14,569

Accretion on and conversion of preferred stock	—	(30,098)	(52)

Net (loss) income applicable to common stockholders	$(3,825)	$(21,720)	$14,517

Net (loss) income per share:
Basic	$(0.04)	$(0.27)	$0.21

Diluted	$(0.04)	$(0.27)	$0.17

Shares used in computing net (loss) income per share:
Basic	98,164,818	79,630,406	69,907,146

Diluted	98,164,818	79,630,406	84,367,198

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
AND COMPREHENSIVE INCOME (LOSS)
(in thousands, except share data)

	Common Stock						Accumulated Other Comprehensive Loss (Income)	Adjustment for Mandatorily Redeemable Common Stock	Total Stockholders' (Deficit) Equity
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings				Comprehensive (Loss) Income
	Shares	Amount
Balance at May 31, 2000	70,734,108	$707	$4,973	$—	$(397)	$20,508	$(453)	$(164,213)	$(138,875)	$(3,802)

Deferred stock-based compensation	—	—	18,292	—	(18,292)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,596	—	—	—	3,596
Exercise of stock options	3,481,408	35	1,728	—	—	—	—	—	1,763
Tax benefit from stockholder transactions	—	—	2,778	—	—	—	—	—	2,778
Repurchase and retirement of common stock	(1,162,380)	(12)	(2,687)	—	—	—	—	—	(2,699)
Purchase of treasury stock	(4,307,453)	(43)	—	(9,957)	—	—	—	—	(10,000)
Common stock exchanged for preferred stock	(2,330,160)	(23)	—	(5,387)	—	—	—	—	(5,410)
Beneficial conversion feature associated with preferred stock	—	—	2	—	—	(2)	—	—	—
Warrant issued to non-employee	—	—	1,040	—	—	—	—	—	1,040
Stock options issued to non-employee	—	—	657	—	—	—	—	—	657
Accretion on preferred stock	—	—	—	—	—	(50)	—	—	(50)
Increase in redemption value of mandatorily redeemable common stock, net of cancellation of mandatorily redeemable provision	—	—	—	—	—	—	—	108,068	108,068
Translation adjustment	—	—	—	—	—	—	(306)	—	(306)	$(306)
Net income	—	—	—	—	—	14,569	—	—	14,569	14,569

Balance at May 31, 2001	66,415,523	664	26,783	(15,344)	(15,093)	35,025	(759)	(56,145)	(24,869)	$14,263

Proceeds from initial public offering, net	15,336,153	153	197,154	—	—	—	—	—	197,307
Deferred stock-based compensation	—	—	1,579	—	(1,579)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	8,343	—	—	—	8,343
Exercise of stock options	3,029,484	30	(1,105)	—	—	—	—	—	(1,075)
Tax benefit from stockholder transactions	—	—	10,594	—	—	—	—	—	10,594
Repurchase of common stock	(103,210)	67	(258)	(387)	—	—	—	—	(578)
Repurchase of ESOP stock	(71,912)	—	—	(1,243)	—	—	—	—	(1,243)
Beneficial conversion feature associated with preferred stock	—	—	29,998	—	—	(29,998)	—	—	—
Exercise of warrants	438,847	3	3,556	—	—	—	—	—	3,559
Accretion on preferred stock	—	—	—	—	—	(100)	—	—	(100)
Decrease in redemption value of mandatorily redeemable common stock	—	—	—	—	—	—	—	55,771	55,771
Conversion of preferred stock to common stock	10,316,319	103	29,747	—	—	—	—	—	29,850
Translation adjustment	—	—	—	—		—	(469)	—	(469)	$(469)
Unrealized gains/losses on investments	—	—	—	—	—	—	16	—	16	16
Net income	—	—	—	—	—	8,378	—	—	8,378	8,378

Balance at May 31, 2002	95,361,204	1,020	298,048	(16,974)	(8,329)	13,305	(1,212)	(374)	285,484	$7,925

Deferred stock-based compensation	—	—	(1,650)	—	1,650	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,562	—	—	—	3,562
Exercise of stock options	3,845,635	38	5,206	—	—	—	—	—	5,244
Tax benefit from stockholder transactions	—	—	4,594	—	—	—	—	—	4,594
Employee stock purchase plan	1,369,748	—	3,439	3,179	—	—	—	—	6,618
Repurchase ESOP shares	(5,808)	—	—	(27)	—	—	—	—	(27)
Repurchase of common stock	(2,875,248)	—	—	(15,002)	—	—	—	—	(15,002)
Increase in redemption value of mandatorily redeemable common stock, net of cancellation of mandatorily redeemable provision	—	—	—	—	—	—	—	374	374
Unrealized gain/losses on investments	—	—	—	—	—	—	146	—	146	$146
Translation adjustment	—	—	—	—	—	—	2,231	—	2,231	2,231
Net loss	—	—	—	—	—	(3,825)	—	—	(3,825)	(3,825)

Balance at May 31, 2003	97,695,531	$1,058	$309,637	$(28,824)	$(3,117)	$9,480	$1,165	$—	$289,399	$(1,448)

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(3,825)	$8,378	$14,569
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	13,931	12,957	11,623
Deferred income taxes	1,741	(1,444)	(8,443)
Provision for doubtful accounts	423	6,250	3,730
Early extinguishment of debt expense	—	2,321	—
Equity instruments issued to non-employees	—	—	1,697
Tax benefit from stockholder transactions	4,594	10,594	2,778
Tax commitment from exercise of stock options	(1,724)	(5,588)	(1,593)
Accretion on put warrants	—	996	491
Amortization of stock-based compensation	3,562	8,343	3,596
Amortization of discounts on notes payable	—	201	99
Amortization of discount and accretion of premium on marketable securities	774	(238)	(122)
Restructuring	6,035	3,258	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	37,805	(13,427)	(21,501)
Prepaid expenses and other assets	(3,923)	(6,601)	(2,011)
Accounts payable	(6,872)	5,584	(3,667)
Accrued and other liabilities	(4,753)	(3,364)	12,915
Income taxes payable	—	(5,212)	4,659
Deferred revenue and customer deposits	144	(17,005)	14,556

Net cash provided by operating activities	47,912	6,003	33,376

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(7,823)	(31,638)	—
Purchases of marketable securities	(232,059)	(165,697)	(18,647)
Sales and maturities of marketable securities	280,814	28,000	—
Purchases of property and equipment	(6,110)	(11,149)	(6,108)

Net cash provided by (used in) investing activities	34,822	(180,484)	(24,755)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	197,307	—
Borrowings under long-term debt	—	—	758
Principal payments on long-term debt	(1,368)	(972)	(21,034)
Proceeds from sale of senior subordinated convertible notes, net of offering costs	—	—	9,685
Payments on senior subordinated convertible notes	—	(10,240)	—
Exercise of stock options	6,968	3,938	664
Proceeds from sale of Series A Preferred Stock, net of offering costs	—	—	24,290
Issuance of treasury shares for employee stock purchase plan	6,618	—	—
Repurchase of common stock	(15,029)	(1,243)	(10,007)

Net cash (used in) provided by financing activities	(2,811)	188,790	4,356

Increase in cash and cash equivalents	79,923	14,309	12,977
Cash and cash equivalents at beginning of period	73,148	58,839	45,862

Cash and cash equivalents at end of period	$153,071	$73,148	$58,839

Supplemental disclosures:
Interest paid	$133	$791	$826
Income taxes (refunded) paid	(3,821)	6,465	11,674

The accompanying notes are an integral part of the consolidated financial statements

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     Business Description

        Lawson Software, Inc. (the Company) develops and markets enterprise software solutions targeting specific service industries. In markets it serves, the Company offers comprehensive financial management, human resources, services automation, procurement, distribution and retail operations solutions designed to manage, analyze and improve customers' businesses. The Company's software solutions automate and integrate critical business processes, facilitating collaboration among customers, partners, suppliers and employees. The Company also provides professional services that optimize and support the selection, implementation and execution of a customer's e-business technology infrastructure, as well as offering on-going maintenance and other support services.

        The Company is subject to risks and uncertainties including dependence on information technology spending by customers, well-established competitors, concentration of customers in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on principal products and third-party technology, rapid technological change, development of products that gain market acceptance and international expansion.

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

Cash Equivalents

        All highly liquid investments with a maturity of three months or less are considered to be cash equivalents. The Company's cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Accounts Receivable

        Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to customers. They are stated net of allowances for uncollectible accounts, which represent estimated losses resulting from the inability of customers to make the required payments. When determining the allowances for uncollectible accounts the Company takes several factors into consideration including the overall composition of accounts receivable aging, its prior history of accounts receivable write-offs, the type of customer and its day-to-day knowledge of specific customers. Changes in the allowances for uncollectible accounts are recorded as bad debt expense and are included in general and administrative expense in the Consolidated Statements of Operations.

Marketable Securities

        The Company accounts for marketable securities in accordance with provisions of Statement of Financial Accounting Standards (SFAS) No. 115, "Accounting for Certain Investments in Debt and Equity Securities." SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' equity (deficit). The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of May 31, 2003, $102,266 of total investments mature within one year and $5,175 mature beyond one year and within two years.

        As of May 31, 2003 and 2002, the Company's debt and marketable equity securities were as follows (in thousands):

	May 31, 2003			May 31, 2002
	Cost	Aggregate Fair Value	Unrealized Gains (Losses)	Cost	Aggregate Fair Value	Unrealized Gains (Losses)
Commercial paper	$—	$—	$—	$3,995	$3,995	$—
State and local municipalities debt	105,169	105,414	245	147,615	147,615	—
US Agency	1,998	2,018	20	1,992	2,004	12
Corporate debt	4	9	5	3,101	3,105	4

	$107,171	$107,441	$270	$156,703	$156,719	$16

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line and accelerated methods over the estimated useful lives of the assets, which generally range from three to seven years. Depreciation expense was $11,559, $11,447, and $10,440 for the years ended May 31, 2003, 2002, and 2001, respectively.

Revenue Recognition

        The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." The Company licenses software under non-cancelable license agreements and provides related services, including support, consulting, training and implementation. Training, consulting and implementation services are not essential to the functionality of the Company's software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Software arrangements which include fixed-fee service components are recognized using contract accounting. The specific revenue recognition policies of the Company are as follows:

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

  •
  Services—Revenues from training and consulting services are recognized as services are provided to customers. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for customer support and maintenance which are bundled with the initial license fee are deferred based on the fair value of the bundled support services and are recognized over the service period. Fair value is based on the renewal rate for continued support arrangements.

Sales Returns and Allowances

        The Company records a provision for estimated sales returns and allowances on license and services related sales in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising expenses of approximately $8,764, $14,594, and $12,462 were charged to sales and marketing expenses during the years ended May 31, 2003, 2002, and 2001, respectively.

Income Taxes

        The Company provides for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax bases of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse.

Concentrations of Credit Risks

        Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents consist primarily of tax-exempt money market instruments and highly liquid debt securities of corporations and municipalities, with a maturity of three months or less and are readily convertible into cash.

        The Company grants credit to customers in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of customers comprising the Company's customer base and their dispersion across different industries and geographic areas. No single customer accounted for ten percent or more of revenues for fiscal 2003, 2002 or 2001 or of trade accounts receivable at May 31, 2003 or 2002.

Long-Lived Assets

        In accordance with SFAS No.144 "Accounting for the Impairment or Disposal of Long-Lived Assets," the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management's best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill and Other Intangible Assets—Adoption of Statements 141 and 142

        Effective June 1, 2001, the Company adopted SFAS No. 141 "Business Combinations" and No. 142, "Goodwill and other Intangible Assets." In accordance with SFAS 142, the Company ceased amortizing goodwill totaling $4,259 as of June 1, 2001. Adoption of the new standard resulted in not recognizing approximately $1,549 in goodwill amortization expense for the year ended May 31, 2002 that would have been recognized had the old standard been in effect. Goodwill amortization expense under the old standard totaled $1,183 in the year ended May 31, 2001.

        The following table presents the impact of the new standard (only goodwill amortization and related tax effects) on operating income, net income and earnings per share, as if it had been in effect for the years ended May 31, 2001:

	2001
	As Reported	As Adjusted
Operating income	$24,170	$25,353
Net income	$14,569	$15,255
Earnings per share—basic	$0.21	$0.22
Earnings per share—diluted	$0.17	$0.18

        The changes in the carrying amount of goodwill for the year ended May 31, 2003 is as follows:

Balance as of May 31, 2002	$26,851
Goodwill acquired during the year	4,428
Purchase accounting adjustments to deferred income taxes	(168)
Currency translation effect	299

Balance as of May 31, 2003	$31,410

        Acquired intangible assets subject to amortization were as follows:

	May 31, 2003			May 31, 2002
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Acquired technology	$7,673	$2,394	$5,279	$5,985	$887	$5,098
Customer list	8,659	1,466	7,193	6,729	617	6,112
Non-compete agreement	100	39	61	100	6	94

	$16,432	$3,899	$12,533	$12,814	$1,510	$11,304

        Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally five years for acquired technology, ten years for customer lists, and the term of the agreement for non-compete agreements. For the years ended May 31, 2003 and 2002, amortization expense for intangible assets was $ 2,372 and $1,510. There were no intangible assets subject to amortization at May 31, 2001. The estimated annual amortization expense for intangible assets is approximately $2,434, $2,428, $2,401, $1,513 and $894 for the fiscal years ending May 31, 2004, 2005, 2006, 2007 and 2008, respectively.

        In accordance with the new standard the Company will test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. Goodwill recorded as of May 31, 2003 is evaluated for impairment on an enterprise level, as the businesses acquired have been integrated into the Company's overall operations. The Company completed its annual impairment test of all goodwill during the fourth quarter of fiscal 2003 and did not record any impairment as a result of that test.

Stock Split

        Effective August 8, 2001, the Company's Board of Directors authorized a 1.387-for-1 stock split of the then issued and outstanding shares of common stock. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock splits.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation—Transition and Disclosure, an amendment of FASB Statement No. 123."

        The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net (loss) income would have been adjusted to the pro forma amounts indicated below:

	Year Ended May 31,
	2003	2002	2001
Net (loss) income:
As reported	$(3,825)	$(21,720)	$14,569
Add: Stock-based employee compensation expense included in reported net (loss) income, net of taxes	2,173	5,132	2,085
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(6,744)	(5,832)	(4,319)

Pro forma net (loss) income	$(8,396)	$(22,420)	$12,335

Net (loss) income per share:
Basic:
As reported	$(0.04)	$(0.27)	$0.21
Pro forma	$(0.09)	$(0.28)	$0.18
Diluted:
As reported	$(0.04)	$(0.27)	$0.17
Pro forma	$(0.09)	$(0.28)	$0.15

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions used for grants in fiscal 2003, 2002, and 2001, respectively: dividend yield of 0%; risk-free interest rates of 3.7%, 4.5%, and 5.6%, volatility factors of 75%, 75%, and 0% and expected lives of approximately 5 years for grants in fiscal 2003 and 2002 and 7.5 years for prior years. Volatility factors are not applicable to non-public companies for options granted to employees. The weighted-average fair value of each option granted during fiscal 2003, 2002, and 2001 using the Black-Scholes option-pricing model was $3.34, $10.39, and $4.28, respectively.

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

Comprehensive Income (Loss)

        Comprehensive income (loss) as defined by SFAS No. 130, "Reporting Comprehensive Income," includes net income (loss) and items defined as other comprehensive income. SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the Consolidated Statements of Stockholders' Equity (Deficit) as comprehensive income (loss).

        The following table summarizes the components of accumulated other comprehensive income, net of income taxes:

	Year Ended May 31,
	2003	2002	2001
Foreign currency translation adjustment	$1,003	$(1,228)	$(759)
Unrealized gains/losses on investments	162	16	—

Accumulated other comprehensive income (loss)	$1,165	$(1,212)	$(759)

Net (Loss) Income Per Share

        Net (loss) income per share is computed under the provisions of SFAS No. 128, "Earnings Per Share." Basic net (loss) income per common share is computed using the net (loss) income applicable to common stockholders and the weighted-average number of shares of common stock outstanding. Diluted earnings per share reflect the potential dilution of securities that could share in the earnings of an entity. Diluted net loss per common share does not differ from basic net loss per common share for the year ended May 31, 2003 and May 31, 2002 since 23,060,641 and 24,808,260, respectively, potential shares of common stock from conversion of stock options and warrants were anti-dilutive.

        The following table sets forth the computation of basic and diluted net (loss) income per share:

	Year Ended May 31,
	2003	2002	2001
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(3,825)	$(21,720)	$14,517

Weighted average common shares—basic	98,164,818	79,630,406	69,907,146

Basic net (loss) income per share	$(0.04)	$(0.27)	$0.21

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders	$(3,825)	$(21,720)	$14,569

Shares calculation:
Weighted average common shares	98,164,818	79,630,406	69,907,146
Effect of dilutive preferred stock	—	—	2,740,334
Effect of dilutive stock options and warrants	—	—	11,719,718

Weighted average common shares—diluted	98,164,818	79,630,406	84,367,198

Diluted net (loss) income per share	$(0.04)	$(0.27)	$0.17

New Accounting Pronouncements

        In August, 2001 the FASB issued SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." In June 2002, the Company adopted this statement which addresses financial accounting and reporting for the impairment of long-lived assets and for long-lived assets to be disposed of and supersedes SFAS No. 121 and APB Opinion No. 30, "Reporting the Results of Operations—Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions." Upon adoption, the Company determined it did not have any impaired long-lived assets.

        In April 2002, the FASB issued Statement of Financial Accounting Standard SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections." This statement provides guidance on the classification of gains and losses from the extinguishment of debt and on the accounting for certain specified lease transactions. The provisions of this statement, related to the rescission of FASB Statement No. 4, were effective for fiscal years beginning after December 31, 2002. All other provisions of this statement were effective for transactions occurring after May 15, 2002. In accordance with the transition provisions the adoption resulted in the Company's fiscal 2002 extraordinary item being reclassified in the Consolidated Statements of Operations to other income (expense) in fiscal 2003.

        In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities." This statement addresses the accounting for costs associated with exit or disposal activities. Commitment to a plan to exit an activity or dispose of long-lived assets will no longer be sufficient to record a one-time charge for most anticipated costs. Instead, SFAS 146 requires exit or disposal costs be recorded when they are "incurred" and can be measured at fair value. SFAS 146 further requires that the recorded liability be adjusted for changes in estimated cash flows. The provisions of the statement were effective for exit and disposal activities initiated after December 31, 2002. The adoption of this statement did not have an impact on the Company's consolidated financial position, results of operations or cash flows, but will change on a prospective basis, the timing of when restructuring charges are recorded from the commitment date to when the liability is incurred.

        In November 2002, the FASB issued Interpretation No. ("FIN") 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others an interpretation of FASB Statements No. 5, 57, and 107 and rescission of FASB Interpretation No. 34." The Interpretation requires that a guarantor recognize, at the inception of a guarantee, a liability for the fair value of the obligation undertaken by issuing the guarantee. The Interpretation also requires additional disclosures to be made by a guarantor in its interim and annual financial statements about its obligations under certain guarantees it has issued. The initial recognition and initial measurement provisions of FIN No. 45 are applicable on a prospective basis to guarantees issued or modified after December 31, 2002, irrespective of the guarantor's fiscal year-end. The disclosure requirements of FIN No. 45 are effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FIN No. 45 did not have a material effect on the Company's consolidated financial position; however, management is continuing to evaluate the impact on future financial statements. A summary of agreements that have been determined to be within the scope of FIN No. 45 is included in Note 19.

        In December 2002, the FASB issued SFAS No. 148,"Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of SFAS No. 123, "Accounting for Stock Based Compensation," to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of APB Opinion No. 25, "Accounting for Stock Issued to Employees," and comply with the disclosure provisions of SFAS No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company currently has no plans to change to the fair value method of accounting for stock-based compensation. The adoption of this statement is not expected to have a material impact on the Company's consolidated financial position, results of operations or cash flows. The Company implemented the year-end disclosure provisions included in Note 2 as of May 31, 2003 and will implement the interim period disclosure provisions in the quarter ending August 31, 2003.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an interpretation of Accounting Research Bulletin No. 51." FIN No. 46 requires certain variable interest entities or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. FIN No. 46 is effective for all VIEs created or acquired after January 31, 2003. For VIEs created or acquired prior to February 1, 2003, the provisions of FIN No. 46 must be applied for the first interim or annual period beginning after June 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 did not have a material effect on its consolidated financial position, results of operations or cash flows. However, should the Company enter into any such arrangement with a variable interest entity in the future, its consolidated financial position or results of operations may be adversely effected.

3.     Reclassification of Early Extinguishment of Debt Expense

        The Company adopted SFAS No. 145 effective June 1, 2002. Among other matters, SFAS 145 rescinds Statement of Financial Accounting Standards No. 4, "Reporting Gains and Losses from Extinguishment of Debt," which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt are no longer classified as extraordinary items in the Company's statement of operations. In addition, prior period financial statements were reclassified to reflect the new standard. As such, the Company reclassified the $2,321 extraordinary loss on early extinguishment of debt recorded in the third quarter of fiscal 2002 as a separate component of other income (expense) in its Consolidated Statements of Operations.

4.     Other General Expenses

        The following table presents a summary of other general expenses:

	2003	2002	2001
Business process improvement initiatives	$—	$655	$4,929
Repurchase of stock options held by former employees (see Note 10)	—	—	2,379

Total other general expenses	$—	$655	$7,308

        During fiscal years ended May 31, 2002 and 2001 the Company recognized $655, and 4,929 respectively, in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. These costs did not recur in fiscal 2003. Business process improvement initiatives consisted of consulting fees to improve the Company's budgeting, forecasting and financial reporting. Such costs were expensed as incurred.

5.     Restructuring

Fiscal 2003 Restructuring

        During fiscal 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5,846, which included $4,691 of severance and related benefits and $1,155 for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the three months ended November 30, 2002. The adjustments to the restructuring provision resulted from an increase in the estimated office closure liability upon finalization of lease termination agreements and a decrease from previously estimated severance and related benefits. The Company expects to pay all termination benefits during calendar year 2003. The cash payments related to lease obligations are expected to be made through October 2003.

        The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of May 31, 2003, which are included in accrued compensation and benefits and other accrued liabilities:

	Severance and related benefits	Facilities	Total
Fiscal 2003 restructuring charges, before adjustments	$4,763	$1,060	$5,823
Cash payments	(4,392)	(509)	(4,901)
Adjustments to provision	(72)	95	23
Non-cash	—	(42)	(42)

Balance, May 31, 2003	$299	$604	$903

Fiscal 2002 Restructuring

        During fiscal 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3,258, which included $2,943 for severance related benefits and $315 for the closure of a leased office facility. The plan included the termination and payment of severance related benefits for 111 employees in various functions including administrative, professional, and managerial, primarily in the U.S. All terminations and related payments were completed during the first quarter of fiscal 2003. Cash payments relating to facility closure liabilities are expected to extend through June 2005.

        During fiscal 2003, the Company recorded additional charges related to the fiscal 2002 restructuring plan of $189. The incremental charges resulted from an increase in the estimated office closure liability upon the finalization of lease termination agreements. The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as of May 31, 2003, which are included in other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2002	$2,943	$315	$3,258
Cash payments	(2,943)	(180)	(3,123)
Adjustments to provision	—	189	189

Balance, May 31, 2003	$—	$324	$324

6.     Acquisitions

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

Armature

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

Keyola

        On April 17, 2002, the Company acquired all of the outstanding capital stock of Keyola Corporation (Keyola) for $5,000. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations. Additional cash payments ranging from zero to $1,500 are contingent upon the future performance of Keyola and will be recorded as additional goodwill if earned. As of May 31, 2003, no amounts had been earned or recorded under this agreement. Pro forma information has not been provided, as the effects of the acquisition were not material.

Account4, Inc.

        In July 2001, the Company completed the acquisition of Account4, Inc. ("Account4"). Account4 provided web-based professional services automation software that enables service organizations to more efficiently manage their businesses and workforce. In this transaction, the Company acquired all the outstanding securities of Account4 in exchange for $31,336 including the repayment of assumed liabilities, and recognized goodwill and intangible assets in the amount of $18,380 and $11,314, respectively.

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

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Armature and Account4 had taken place at the beginning of the periods presented:

	Year Ended May 31,
	2003	2002	2001
Total revenues	$344,940	$429,077	$403,633
Net loss (income)	$(3,183)	$6,473	$9,033
Net (loss) income per share—basic	$(0.03)	$(0.30)	$0.13
Net (loss) income per share—diluted	$(0.03)	$(0.30)	$0.11

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

7.     Financial Statement Components

        Supplemental disclosures of non-cash investing and financing transactions:

	May 31,
	2003	2002	2001
Accretion on and conversion of preferred stock	$—	$30,098	$52
Preferred stock exchanged for common stock	—	29,850	—
Conversion of redeemable warrants	—	3,559	—
Assets acquired under capital leases	390	1,252	—
Stock option exercises using common stock	1,724	5,013	1,100
Common stock exchanged for preferred stock	—	—	5,410
Warrants issued with debt	—	—	2,069
Debt incurred relating to acquisition	—	—	1,702
Accrued liability converted to debt	—	—	1,307

        Certain balance sheet components consist of the following:

Rollforward of the allowance for doubtful accounts:
Balance, May 31, 2000	$5,246
Provision	3,730
Write-offs	(2,187)
Recoveries	172

Balance, May 31, 2001	6,961
Provision	6,250
Write-offs	(5,145)
Recoveries	177

Balance, May 31, 2002	8,243
Provision	423
Write-offs	(2,839)
Recoveries	197
Translation adjustment	416

Balance, May 31, 2003	$6,440

	May 31,
	2003	2002
Property and Equipment, Net
Equipment	$44,611	$48,617
Office furniture	12,356	11,931
Leasehold improvements	9,521	10,160

	66,488	70,708
Less accumulated depreciation and amortization	(45,124)	(44,616)

	$21,364	$26,092

Deferred Revenue and Customer Deposits:
Services	$76,797	$72,734
License	11,924	15,843

Total deferred revenue	88,721	88,577
Less current portion	(86,642)	(86,676)

Long-term portion of deferred revenue	$2,079	$1,901

8.     Credit Facilities and Long-Term Debt

        Long-term debt consists of:

	May 31,
	2003	2002
Note payable—interest at 13.00% due in monthly installments of $44 through June 1, 2003	$44	$569
Note payable—interest at 5.20% due in monthly installments of $23 through February 1, 2004	225	479
Capital leases—payments annually through November 2004. As of May 31, 2003, future minimum lease payments were $882 excluding $45, representing interest	882	1,081

	1,151	2,129
Less current maturities	(896)	(1,225)

	$255	$904

        Scheduled maturities of long-term debt including capital leases, as of May 31, 2003, are as follows:

2003	$896
2004	255
Thereafter	—

$1,151

        The Company's credit agreement with a financial institution provides for a $25,000 revolving facility. The revolving credit facility bears interest on borrowings at the financial institution's Reference Rate (4.25% at May 31, 2003) and expires September 2003. At May 31, 2003 and 2002, the Company had no amounts outstanding under the revolving credit facility. The arrangements with the bank contain limitations on dividends and capital expenditures and require the compliance with specific financial ratios. The Company was in compliance with or had obtained waivers for all covenants and restrictions under the debt agreement at May 31, 2003.

9.     Common Stock

        The Company closed its initial public offering on December 12, 2001, at which time the Company issued 13,675,000 shares of common stock from the primary offering, 10,316,319 shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1,661,153 shares of common stock as part of the over-allotment option exercise and 438,847 shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. After giving effect to the issuance of these shares on December 12, 2001, the Company had 93,316,268 shares of common stock and 106,825,000 shares on a fully diluted basis using the treasury stock method. The Company received proceeds, net of commissions and expenses of $197,307 in the initial public offering. Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded a charge in the third quarter for the total amount of the unamortized debt issuance costs and the discount on the notes of $2,321. Additionally, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $29,998 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of the Company's preferred stock in the third quarter of fiscal 2002. The Company also recognized accretion on the preferred stock of $100 for the year ended May 31, 2002. These charges adversely impacted basic and fully diluted earnings per share by $0.38. However, these charges had no impact on net income.

        On February 15, 2001, the Company reincorporated under the laws of the state of Delaware and increased the number of authorized shares of common stock to 500,000,000 and of preferred stock to 50,000,000. On August 31, 2001, the Company increased the number of authorized shares of common stock to 750,000,000.

        Pursuant to the Company's Stock Purchase Agreement, common stockholders had the right to require the Company to repurchase any shares they receive at a price determined by the most recent independent valuation of the Company's common stock. Consequently, shares held by the common stockholders were considered mandatorily redeemable common stock and were recorded at the estimated fair market value at each balance sheet date. During the year ended May 31, 2002, the Company repurchased common stock related to the mandatory redemption requirement of certain shares under the Company's Employee Stock Ownership Plan ("ESOP"). In October 2000, the Company amended the Stock Purchase Agreement to remove the mandatory redemption feature on all shares of common stock, except for shares held by the Company's ESOP. In fiscal 2002, the Company terminated the ESOP, subject to completion of applicable government filings. As a result of the plan termination, the mandatory redemption feature terminated, and the mandatorily redeemable common stock amounts were eliminated from the accompanying Consolidated Balance Sheet as of May 31, 2003 (see Note 15).

        A summary of the mandatorily redeemable common stock activity is presented below:

Balance, May 31, 2001	$56,145
Cancellation of redeemable feature for all ESOP shares, except 59,254 shares	(55,318)
Decrease in redemption value of mandatorily redeemable common stock from $13.95 to $6.31 for 59,254 shares issued under the ESOP	(453)

Balance, May 31, 2002	374
Cancellation of redeemable feature for all ESOP shares	(374)

Balance, May 31, 2003	$—

        In December 2002, the Board of Directors authorized the Company to repurchase, from time to time, up to $15,000 of its common shares. During the year ended May 31, 2003 a total of 2,900,000 shares were repurchased for $15,000. The share repurchase was largely funded by cash proceeds obtained from exercise of employee stock options and the employee stock purchase plan, and will be used for general corporate purposes. The repurchased common shares are recorded as treasury stock and result in a reduction of stockholders' equity.

10.   Recapitalization—Stock Purchase and Exchange Agreement

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

        The Company also issued to the investors Senior Subordinated Convertible Notes aggregating $10,000, bearing annual interest of 12% and maturing February 23, 2006. From the date of issuance, at the option of the holder, the Senior Subordinated Convertible Notes were convertible into (i) Senior Subordinated Notes aggregating $9,990, bearing annual interest of 12% and maturing February 23, 2006, and (ii) seven year mandatorily redeemable warrants to purchase 438,847 shares of common stock at a price of $0.01 per share. The allocated fair value of the warrants had been accounted for as a discount of $2,069 on the Senior Subordinated Convertible Notes and was being amortized to interest expense over the term of the notes. As these warrants enabled the holders to put the warrant to the Company at fair value on February 23, 2006, if the Company had not completed a qualifying initial public offering, the warrants were considered a debt instrument in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19. Therefore, the Company recorded $491 of interest expense during the year ended May 31, 2001 relating to the increase in the fair value of the warrants as provided by FIN No. 28, "Accounting for Appreciation Rights and other Variable Stock Option or Award Plans." Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded a charge in the third quarter of fiscal 2002, for the total amount of the unamortized debt issuance costs and the discount on the notes of $2,321 (Notes 3 and 9).

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

        Total offering costs relating to the Stock Purchase and Exchange Agreement were $1,259. Offering costs of $315 were allocated to the Senior Subordinated Convertible Notes and were being amortized to interest expense over the term of the notes, and $944 were allocated to the Series A Preferred Stock and were being accreted over the redemption period using the effective interest method.

        Prior to the initial public offering, shares of Series A Preferred Stock were convertible, at the option of the holder, into shares of common stock, at $2.97 per share, subject to weighted-average anti-dilution price protection. The Series A Preferred Stock automatically converted into common upon the initial public offering.

        The Series A Preferred Stock were deemed to include a beneficial conversion feature. At the date of issue, the Company allocated the entire gross proceeds of $30,000 to the beneficial conversion feature and was accreting the beneficial conversion feature over the redemption period using the effective interest method. The Company recorded no accretion in fiscal 2003 and $100 in fiscal 2002, relating to the beneficial conversion feature. As a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $29,998 non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in fiscal 2002 (Note 9).

11.   Stock Option Plans

        The Company's 1996 Stock Incentive Plan reserves a total of 27,740,000 shares of common stock for issuance of stock options to employees. In addition, the Company has also historically granted to employees individual stock options, which were not under a stock option plan. The total number of stock options outstanding outside the stock option plan were 1,423,062 at May 31, 2003 and 2002. Option grants may be of incentive or non-qualified stock options for the purchase of shares of the Company's common stock at exercise prices determined by the Company's Board of Directors. Generally, options granted to employees vest over a three-year to five-year period and expire ten years after the date of grant. Prior to the initial public offering, the Company historically determined the exercise price of stock options granted by reference to the most recent independent valuation performed in conjunction with the Company's ESOP. After the initial public offering, the Company determines the exercise price using the closing market value.

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

        The following summarizes employee stock option activity under and outside of the plan:

	Number of Shares	Exercise Price Per Share	Weighted- Average Exercise Price
Outstanding, May 31, 2000	32,098,163	$0.16-$2.25	$1.40
Canceled	(7,428,151)	$0.16-$2.97	$0.80
Granted at fair market value	5,452,297	$2.25-$2.97	$2.73
Exercised	(3,549,207)	$0.16-$2.25	$0.54

Outstanding, May 31, 2001	26,573,102	$0.54-$2.97	$1.95
Canceled	(1,064,176)	$1.87-$6.49	$2.48
Granted below fair market value	479,119	$2.25-$14.00	$7.50
Granted at fair market value	96,000	$4.06-$16.26	$13.18
Exercised	(3,633,685)	$0.54-$6.49	$1.17

Outstanding, May 31, 2002	22,450,360	$0.54-$16.26	$2.22
Canceled	(1,354,900)	$1.87-$14.00	$3.34
Granted at fair market value	3,789,263	$3.99-$6.24	$5.26
Exercised	(4,181,982)	$0.59-$5.20	$1.66

Outstanding, May 31, 2003	20,702,741	$0.54-$16.26	$2.83

        Stock options exercisable at May 31, 2003, 2002 and 2001 were 13,620,697, 12,424,851, and 9,447,674, respectively.

        The following table summarizes fixed-price stock options outstanding at May 31, 2003:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.54-$0.81	2,160,456	2.34	$0.57	2,160,456	$0.57
$1.23-$1.87	356,805	4.46	$1.46	324,769	$1.42
$2.25-$2.32	11,582,011	6.59	$2.27	9,322,207	$2.27
$2.97	2,701,977	7.73	$2.97	1,034,711	$2.97
$3.99-$6.49	3,726,296	9.12	$5.33	742,842	$5.35
$14.00-$16.26	175,196	8.33	$14.40	35,712	$14.27

$0.54-$16.26	20,702,741	6.73	$2.83	13,620,697	$2.18

        There was zero and $1,579 deferred compensation relating to stock options granted below fair market value in the years ended May 31, 2003 and 2002, respectively. Such deferred compensation is amortized over the vesting periods of the related stock options, which generally range from three to five years. This compensation is recognized on an accelerated basis in accordance with FIN No. 28. Compensation expense relating to stock options granted below fair market value of approximately $3,562, $8,554, and $3,596 was recognized during the years ended May 31, 2003, 2002 and 2001, respectively.

12.   Stock Options Issued to a Non-Employee

        On September 27, 2000, the Company issued stock options to purchase 69,350 shares of the Company's common stock at $2.32 per share to a non-employee in conjunction with a consulting agreement. The stock options vested one-sixth every six months beginning June 1, 2001. The Company accounted for the options in accordance with EITF Issue No. 96-18. On May 1, 2001, the Company fully vested the stock options. Total compensation expense relating to these stock options was $657 during the year ended May 31, 2001. The following assumptions were used to value the stock options: dividend yield of 0%, risk-free interest rate of 6.0%, expected life equal to the contractual life of ten years and volatility of 50%.

13.   Stock Warrants

        At May 31, 2003, the Company had two outstanding fully-vested stock warrants. The first, a four-year warrant, was issued to a strategic partner in conjunction with an agreement which provided for joint sales and marketing efforts of the Company's application service provider product and subsequently assigned to a non-affiliated third-party. The warrant expires in January 2004, and allows the holder to purchase 1,248,300 shares of the Company's common stock at an exercise price of $4.64 per share. A second fully vested five-year warrant was issued to a customer in conjunction with a license agreement. The warrant expires July 2005 and allows the holder to purchase 1,040,250 shares of the Company's common stock at an exercise price of $4.64 per share.

14.   Profit Sharing and 401(k) Retirement Plan

        The Company has a defined contribution profit sharing plan which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan upon employment and are eligible for the Company match after completing one year of service. Participants may contribute up to 15% of their gross earnings to the plan. The Company matches 50% of the first 4% of employee contributions and may make additional contributions as determined by the Board of Directors. The Company recorded 401(k) matching contribution expense of approximately $2,346, $2,175, and $1,826 for the years ended May 31, 2003, 2002, and 2001, respectively.

15.   Employee Stock Ownership Plan

        In May 2002, the Company terminated the ESOP, subject to completion of applicable government filings. In December 2002, the Company received final approval by the Internal Revenue Service. Prior to the termination, certain employees who were ESOP participants had the right to require the Company to repurchase any vested ESOP shares they received at the market price. Consequently, shares held by those ESOP participants were considered mandatorily redeemable common stock and were recorded at the estimated fair market value at each balance sheet date. As a result of the plan termination, the mandatory redemption feature terminated, and the mandatorily redeemable common stock amounts were eliminated from the accompanying balance sheet as of May 31, 2003. There were zero and 59,254 mandatorily redeemable shares outstanding as of May 31, 2003 and 2002, respectively. The Company expects that all remaining shares held in the plan will be distributed to participants in the first quarter of fiscal 2004. The termination did not have a material effect on the Company's financial position, results of operations or cash flows. There was no ESOP contribution for the fiscal years ended May 31, 2003, 2002 and 2001.

16.   Employee Stock Purchase Plan

        In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan, which was effective as of the Company's initial public offering. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The plan allows eligible employees to purchase common stock at a price equal to 85% of the lower the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each. There are 20,805,000 shares of the Company's common stock reserved for issuance under the plan, of which 19,435,252 were available for issuance as of May 31, 2003. Shares issued under this plan were 1,369,748 and zero in the years ended May 31, 2003 and 2002, respectively.

17.   Phantom Stock Plans

        The Company had two phantom stock compensation plans for certain employees of the Company who were residents of Canada or the United Kingdom. The phantom stock plans provided each eligible employee with a specified number of phantom shares at a share value equal to the current fair market value of the Company's common stock. Participant's phantom shares vested over a five-year period. Upon death, retirement or any cessation of the employment relationship, the Company paid the employee the vested fair market value of their phantom stock shares. Compensation expense recognized under these plans was approximately $266 and $1,006 during the years ended May 31, 2002 and 2001, respectively. The phantom stock plan was terminated December 5, 2001 and all participants were paid out. There was no expense during the year ended May 31, 2003.

18.   Income Taxes

        The (benefit) provision for income taxes consists of the following components:

	Year Ended May 31,
	2003	2002	2001
Currently (receivable) payable:
Federal	$(3,968)	$5,214	$15,485
State	(219)	1,816	3,508

	(4,187)	7,030	18,993
Deferred:
Federal	1,434	(1,118)	(6,841)
State	307	(326)	(1,602)

	1,741	(1,444)	(8,443)

	$(2,446)	$5,586	$10,550

        A reconciliation of the expected federal income tax (benefit) provision at the statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2003	2002	2001
Taxes computed at statutory rate	(35.0)%	35.0%	35.0%
Nondeductible expenses	15.4	5.6	3.9
State taxes, net of federal benefit	(6.2)	6.2	4.2
Tax exempt interest income	(13.8)	(3.1)	—
Research and development credits and other, net	0.6	(3.7)	(1.1)

	(39.0)%	40.0%	42.0%

        At May 31, 2003, the Company had research and development credits for federal and state income tax purposes of approximately $200, which are available to reduce future taxes, if any. The credits begin to expire in 2016 for state purposes and 2021 for federal purposes.

        Temporary differences comprising net deferred tax assets are as follows:

	May 31
	2003	2002
Current:
Allowance for doubtful accounts	$2,540	$4,043
Accrued liabilities and other	8,140	6,175
Deferred revenue	3,693	9,067

Total current	$14,373	$19,285

Noncurrent:
Depreciation and amortization	$(3,333)	$(2,529)
Stock-based compensation	7,645	6,176
Accrued liabilities and other	240	—
Deferred rent	711	1,125
Net operating loss carryover	2,537	—
Deferred revenue	820	494

Total noncurrent	$8,620	$5,266

        The Company expects to generate future taxable income to be able to utilize all of its deferred tax assets. As a result, no valuation allowance was recorded as of May 31, 2003. The Company's ability to utilize deferred tax assets is solely dependent on its ability to generate future taxable income. In the event that the Company adjusts its estimates of future taxable income, the Company may need to establish a valuation allowance, which could materially impact its financial position and results of operations.

19.   Commitments and Contingencies

Employment Agreements

        The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

Operating Leases

        The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Some of the lease agreements include escalation clauses. In 1999, in conjunction with a decision to move to its present facility, the Company recorded a charge and related reserve relating to estimated sublease shortfalls on its former Minneapolis headquarters lease that expired in June 2003. Sublease shortfalls represent the difference between the total remaining lease obligation and the amount of any estimated sublease recoveries. The Company recorded $551, $215 and $1,765 for the years ended May 31, 2003, 2002 and 2001, respectively, of additional lease abandonment expense related to this location in response to conditions in the real estate market and the loss of two subtenants. At May 31, 2003, the Company had an accrual of approximately $143 to cover remaining estimated sublease shortfalls. The Company's remaining obligation on the underlying lease as of May 31, 2003, which expired on June 30, 2003, was approximately $195. Rent expense under operating leases was approximately $16,094, $15,905, and $14,678 for the years ended May 31, 2003, 2002, and 2001, respectively.

        Future minimum lease payments are summarized as follows:

2004	$10,708
2005	8,324
2006	6,768
2007	6,371
2008	6,294
Thereafter	43,274

Total minimum lease payments	$81,739

Other Guarantees

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

        The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit the Company's indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company's employees, assign to it various intellectual property rights. The Company has never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2003.

        The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company's vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. The Company has never incurred costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2003.

        When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place before the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. All of these obligations were grandfathered under the provisions of Interpretation 45 as they were in effect prior to December 31, 2002. Accordingly, there are no liabilities recorded for these items as of May 31, 2003.

        The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2003.

        Delaware law and the Company's certificate of incorporation and bylaws provide that the Company shall, under certain circumstances and subject to certain limitations, indemnify any person made or threatened to be made a party to a proceeding by reason of that person's former or present official capacity with the Company against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. The Company has also entered into an agreement with one of its directors that requires the Company to indemnify him for expenses and liabilities incurred by him in any proceeding by reason of his status as a director with the Company to the extent permitted by Delaware law and as authorized in the Company's certificate of incorporation. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is unlimited; however, the Company has insurance policies that enables the Company to recover a portion of certain amounts paid. The Company has never incurred costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2003.

        When a customer purchases support for the Company's software products, the Company generally warrants that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

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

20.   Segment and Geographic Areas

        The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company's single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through the Company's offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, Germany, France and the Netherlands.

        The following table presents a summary of revenues and long-lived assets summarized by geographic region:

	Year Ended May 31,
	2003	2002	2001
Revenues:
Domestic operations	$322,986	$398,931	$364,887
International operations	21,332	29,405	29,437

Consolidated	$344,318	$428,336	$394,324

Long- lived assets:
Domestic operations	$54,373	$63,605	$28,568
International operations	10,934	642	663

Consolidated	$65,307	$64,247	$29,231

21.   Related Parties

        The Company has utilized the marketing and consulting services of one of the Company's directors and of that director's firm. Total fees paid to the director and the director's firm were $118, $15, and $73 for the years ended May 31, 2003, 2002 and 2001, respectively. The Company also purchased software from a company of which this individual is also a director. The software purchase and services totaled $201 and $564 for the years ended May 31, 2003 and 2002. This individual resigned as director of the Company on May 19, 2003 and continues to provide consulting services to the Company.

        The Company utilized the consulting services of one of the Company's directors and of the director's firm. There were no consulting fees paid to the director or the director's firm in fiscal 2003, and $30, and $855 for fiscal 2002, and 2001, respectively. This individual resigned as a director of the Company on April 30, 2001.

        On May 22, 2000, the Company entered into a service agreement with Triad Conferences (formerly NCG, Inc.) (Triad) a company controlled by a stockholder and former employee of the Company. Under the terms of the agreement, Triad provided the Company strategic event planning services for one year commencing June 1, 2000 and ending May 31, 2001. Total fees paid to Triad were $12,481 for the year ended May 31, 2001. On June 1, 2001, the Company entered into a new service agreement with Triad. Under the terms of the agreement, Triad provides the Company strategic event planning services. Total fees paid to Triad were $8,348 for the year ended May 31, 2002. During fiscal 2003, the Company continued to utilize its services, however the related individual was no longer affiliated with Triad.

22.   Supplemental Quarterly Financial Information (Unaudited):

        Summarized quarterly supplemental consolidated financial information for 2003 and 2002 are as follows (in thousands, except per share amounts):

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2003
Total revenues	$87,446	$87,807	$78,406	$90,659
Gross profit	46,430	48,305	41,340	52,159
(Loss) income before income taxes	(3,056)	(5,713)	(1,165)	3,663
Net (loss) income	(1,864)	(3,485)	(711)	2,235
Net (loss) income applicable to common stockholders	(1,864)	(3,485)	(711)	2,235
Net (loss) income per share:
Basic	$(0.02)	$(0.04)	$(0.01)	$0.02
Diluted	(0.02)	(0.04)	(0.01)	0.02
Fiscal 2002
Total revenues	$103,945	$98,602	$118,804	$106,985
Gross profit	56,150	55,752	70,429	61,351
Income before income taxes	1,912	230	9,988	1,834
Net income	1,147	138	5,993	1,100
Net (loss) income applicable to common stockholders	1,099	90	(24,009)	1,100
Net (loss) income per share:
Basic	$0.02	$—	$(0.27)	$0.01
Diluted	0.01	—	(0.27)	0.01

        No cash dividends have been declared or paid in any period presented.

23.   Subsequent Events

        In June 2003, the Company's Board of Directors authorized the repurchase of up to $50,000 worth of the Company's common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchase will be funded primarily from proceeds and tax benefits derived from the Company's stock option and employee stock purchase plans, and supplemented with portions of available cash from operations. The repurchased shares will be used for general corporate purposes. No time limit has been set for the completion of the program.

        On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited (Numbercraft) for $4,000. Numbercraft provides solutions for retailers and consumer packaged goods companies which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends. Additional cash payments ranging from zero to $9,000 are contingent upon the future performance of Numbercraft and will be recorded as additional goodwill if earned. Pro forma information has not been provided, as the effects of the acquisition were not material.