Form 10-Q
period 2003-08-31
LAWSON SOFTWARE INC
filed 2003-10-09
CIK 1141517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED August 31, 2003
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

        The number of shares of the registrant's common stock outstanding as of October 1, 2003 was 98,415,341.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	August 31, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$180,854	$153,071
Marketable securities	69,405	102,266
Trade accounts receivable, net	63,231	62,433
Deferred income taxes	14,373	14,373
Prepaid expenses and other assets	18,842	19,749

Total current assets	346,705	351,892
Long-term marketable securities	4,940	5,175
Property and equipment, net	20,635	21,364
Goodwill	34,128	31,410
Other intangible assets, net	13,490	12,533
Deferred income taxes	7,950	8,620
Other assets	913	1,215

Total assets	$428,761	$432,209

LIABILITIES, AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,018	$896
Accounts payable	9,380	13,407
Accrued compensation and benefits	19,998	23,480
Other accrued liabilities	13,744	14,209
Deferred revenue and customer deposits	86,177	86,642

Total current liabilities	130,317	138,634
Long-term debt, less current portion	941	255
Other long-term liabilities	4,125	3,921

Total liabilities	135,383	142,810

Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Preferred stock	—	—
Common stock	1,069	1,058
Additional paid-in capital	314,791	309,637
Treasury stock, at cost	(33,119)	(28,824)
Deferred stock-based compensation	(2,418)	(3,117)
Retained earnings	12,720	9,480
Accumulated other comprehensive income	335	1,165

Total stockholders' equity	293,378	289,399

Total liabilities and stockholders' equity	$428,761	$432,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended
	August 31, 2003	August 31, 2002
Revenues:
License fees	$22,661	$18,119
Services	65,341	69,327

Total revenues	88,002	87,446
Cost of revenues:
Cost of license fees	4,091	3,175
Cost of services	32,101	37,841

Total cost of revenues	36,192	41,016

Gross profit	51,810	46,430
Operating expenses:
Research and development	14,935	15,304
Sales and marketing	22,998	28,515
General and administrative	9,225	6,521
Restructuring charges (adjustments)	(40)	—
Amortization of acquired intangibles	245	207

Total operating expenses	47,363	50,547

Operating income (loss)	4,447	(4,117)
Other income (expense):
Interest income	882	1,105
Interest expense	(18)	(44)

Total other income (expense)	864	1,061
Income (loss) before income taxes	5,311	(3,056)
Provision (benefit) for income taxes	2,071	(1,192)

Net income (loss)	$3,240	$(1,864)

Net income (loss) per share:
Basic	$0.03	$(0.02)

Diluted	$0.03	$(0.02)

Shares used in computing net income (loss) per share:
Basic	98,465	96,845

Diluted	107,108	96,845

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Three Months Ended
	August 31, 2003	August 31, 2002
Cash flows from operating activities:
Net income (loss)	$3,240	$(1,864)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	2,708	3,070
Provision for doubtful accounts	1,204	465
Tax benefit from stockholder transactions	2,126	1,857
Tax commitment from exercise of stock options	(587)	(943)
Amortization of stock-based compensation	699	1,402
Amortization of discount and accretion of premium on marketable securities	380	121
Restructuring charges (adjustments)	(40)	—
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(1,702)	7,171
Prepaid expenses and other assets	2,158	(4,546)
Accounts payable	(4,152)	(7,931)
Accrued and other liabilities	(4,451)	(7,096)
Deferred revenue and customer deposits	(416)	(5,583)

Net cash provided by (used in) operating activities	1,167	(13,877)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(3,739)	(7,823)
Purchases of marketable securities	(7,629)	(53,430)
Sales and maturities of marketable securities	40,245	80,710
Purchases of property and equipment	(1,320)	(773)

Net cash provided by investing activities	27,557	18,684

Cash flows from financing activities:
Principal payments on long-term debt	(272)	(322)
Exercise of stock options	2,444	2,429
Issuance of treasury shares for employee stock purchase plan	2,175	5,240
Repurchase of common stock	(5,288)	—

Net cash (used in) provided by financing activities	(941)	7,347

Increase in cash and cash equivalents	27,783	12,154
Cash and cash equivalents at beginning of period	153,071	73,148

Cash and cash equivalents at end of period	$180,854	$85,302

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s (the Company's) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended August 31, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2004. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2003

2.     STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial accounting Standard ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123."

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

	Three Months Ended August 31,
	2003	2002
Net income (loss):
As reported	$3,240	$(1,864)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	426	855
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,584)	(1,906)

Pro forma net income (loss)	$2,082	$(2,915)

Net income (loss) per share:
Basic:
As reported	$0.03	$(0.02)
Pro forma	$0.02	$(0.03)
Diluted:
As reported	$0.03	$(0.02)
Pro forma	$0.02	$(0.03)

3.     ACQUISITION

        The following acquisition was accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the consolidated statement of operations since the acquisition date.

        On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited ("Numbercraft") for $3,739 in cash, net of cash acquired, and $309 in notes payable. The total purchase price was allocated to acquired assets and assumed liabilities. These amounts are based on preliminary estimates and are subject to refinement due to the finalization of certain tax attributes. Additional cash payments ranging from zero to $9,000 are contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. Numbercraft provides solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends. The acquisition of Numbercraft is intended enhance the Company's strategies of focusing on targeted vertical markets and providing additional value-added products and services to its customers. Pro forma information has not been provided, as the effects of the acquisition were not material.

4.     PER SHARE DATA

        Basic earnings per share is computed using the net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants. Diluted net loss per common share does not differ from basic loss per share for the three months ended August 31, 2002 as 25,788 potential shares of common stock from conversion of stock options and warrants were anti-dilutive.

	August 31,
	2003	2002
Basic earnings per share computation:
Net income (loss) applicable to common stockholders	$3,240	$(1,864)

Weighted average common shares—basic	98,465	96,845

Basic net income (loss) per share	$0.03	$(0.02)

Diluted earnings per share computation:
Net income (loss) applicable to common stockholders	$3,240	$(1,864)

Shares calculation:
Weighted average common shares	98,465	96,845
Effect of dilutive stock options	8,021	—
Effect of dilutive warrants	622	—

Weighted average common shares—diluted	107,108	96,845

Diluted net income (loss) per share	$0.03	$(0.02)

5.     COMPREHENSIVE INCOME (LOSS)

        The following table presents the calculation of comprehensive income (loss):

	Three Months Ended August 31,
	2003	2002
Net income (loss)	$3,240	$(1,864)
Unrealized loss on available-for-sale investments, net of taxes	(60)	(245)
Foreign currency translation adjustment	(770)	704

Comprehensive income (loss)	$2,410	$(1,405)

6.     RESTRUCTURING

Fiscal 2003 Restructuring

        During fiscal 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5,846, which included $4,691 of severance and related benefits and $1,155 for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the three months ended November 30, 2002. The Company expects to pay all termination benefits during calendar year 2003. The cash payments related to lease obligations are expected to be made through October 2003. During the three months ended August 31, 2003, the Company adjusted the reserve for employee costs which the Company has determined will not be incurred.

        The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of August 31, 2003, which are included in accrued compensation and benefits and other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2003	$299	$604	$903
Cash payments	—	(524)	(524)
Adjustments to provision	(40)	—	(40)

Balance, August 31, 2003	$259	$80	$339

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

        The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as of August 31, 2003, which are included in other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2003	$—	$324	$324
Cash payments	—	(30)	(30)

Balance, August 31, 2003	$—	$294	$294

7.     COMMITMENTS AND CONTINGENCIES

        The Company had a $25,000 revolving credit facility, which expired on September 30, 2003. At August 31, 2003 and September 30, 2003 the Company had no amounts outstanding under the revolving credit facility and was in compliance with all covenants and restrictions under the debt agreement. The Company has elected not to renew this agreement.

        The Company has contingent consideration agreements related to the acquisitions of Keyola Corporation ("Keyola") in April 2002 and Numbercraft in July 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $1,500 are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Under the terms of the Numbercraft agreement, additional cash payments ranging from zero to $9,000 are contingent upon future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. At August 31, 2003, no additional consideration had been earned or recorded under either agreement.

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for acquisitions during the three months ended August 31, 2003 and 2002:

	Three Months Ended August 31,
	2003	2002
Details of acquisition:
Fair value of assets	$5,580	$8,140
Less liabilities assumed	(1,715)	(317)

Cash paid	3,865	7,823
Less cash acquired	(126)	—

Net cash paid for acquisitions	$3,739	$7,823

9.     SEGMENT AND GEOGRAPHIC AREAS

        The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company's single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through the Company's offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, Germany, France and the Netherlands. The following table presents revenues and long-lived assets summarized by geographic region:

	Three Months Ended August 31,
	2003	2002
Revenues:
Domestic operations	$82,653	$82,236
International operations	5,349	5,210

Consolidated	$88,002	$87,446

	August 31, 2003	May 31, 2003
Long-lived assets:
Domestic operations	$53,269	$54,373
International operations	14,984	10,934

Consolidated	$68,253	$65,307

10.   COMMON STOCK REPURCHASE

        In June 2003, the Company's Board of Directors authorized the repurchase of up to $50,000 worth of the Company's common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchase will be funded primarily from proceeds and tax benefits derived from the Company's stock option and employee stock purchase plans, and supplemented with portions of available cash from operations. The repurchased shares will be used for general corporate purposes. No time limit has been set for the completion of the program. During the three months ended August 31, 2003 a total of 776 shares were repurchased for a total of $5,288.

11.   NEW ACCOUNTING PRONOUNCEMENTS

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company has implemented the year-end disclosure provisions as of May 31, 2003 and the interim period disclosure provisions in the quarter ending August 31, 2003. The Company currently does not plan to change to the fair value method of accounting for stock-based compensation. As a result, the adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

12.   SUBSEQUENT EVENTS

        In September 2003, the Company took measures to realign projected expenses with expected revenue levels and announced a reduction of 84 employees of its workforce. The reduction included research and development, sales and marketing and general and adminstrative personnel primarily in the United States. As a result, the Company expects to record a charge of approximately $2,100 in the three months ending November 30, 2003. All terminations and related payments are expected to be completed during calendar 2003.

        On September 24, 2003, the Company announced a definitive agreement to acquire Apexion Technologies Inc., ("Apexion"). The definitive agreement which is subject to Apexion shareholder approval, provides for an initial cash purchase price of $8,000 and is expected to be finalized within 45 days. Terms of the agreement also provide for additional cash payments ranging from zero to $2,000 contingent upon future performance of Apexion measured annually through November 30, 2005. These payments will be recorded as additional goodwill if earned. Apexion, based in San Francisco, California, provides materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, the Company acquired Closedloop Solutions, Inc. ("Closedloop") for $4,287 in cash through a merger between Closedloop and Circle Acquisition, Inc., a wholly owned subsidiary of the Company. Closedloop, based in Redwood City, California, provides collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events which occur in the future. Readers should carefully review the risk factors described in the Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

Overview

        We are a provider of enterprise software solutions for specific services industries. We derive revenues from licensing software solutions and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Additionally, we generate a portion of our revenues from reselling our software solutions through third-party vendors.

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

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include services that are essential to the functionality of our software products or fixed-fee service components are recognized using contract accounting. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users and resellers are generally recognized using the residual method when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. We do not generally offer rights of return, acceptance clauses or price protection to our customers. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor- specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we do not have vendor-specific objective evidence of fair value of undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from collecting on our receivables. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors and if any were to deteriorate an additional provision for doubtful accounts may be required.

        Sales Returns and Allowances.    The Company records a provision for estimated sales returns and allowances on license and services in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate that the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with the accounting standard SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test shall consist of a comparison of the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

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

        We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of August 31, 2003, as we expect to be able to utilize all of our net deferred tax assets. The ability to utilize our net deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially impact our financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

        Subsequent Events.    In September 2003, we took measures to realign projected expenses with expected revenue levels and announced a reduction of 84 employees of our workforce. The reduction included research and development, sales and marketing and general and administrative personnel primarily in the United States. As a result, we expect to record a charge of $2.1 million in the three months ending November 30, 2003. All terminations and related payments are expected to be completed during calendar 2003.

        On September 24, 2003, we announced a definitive agreement to acquire Apexion Technologies Inc., ("Apexion"). The definitive agreement which is subject to Apexion shareholder approval, provides for an initial cash purchase price of $8.0 million and is expected to be finalized within 45 days. Terms of the agreement also provide for additional cash payments ranging from zero to $2.0 million contingent upon future performance of Apexion measured annually through November 30, 2005. These payments will be recorded as additional goodwill if earned. Apexion, based in San Francisco, California, provides materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, we acquired Closedloop Solutions, Inc. ("Closedloop") for $4.3 million cash through a merger between Closedloop and Circle Acquisition, Inc., our wholly owned subsidiary. Closedloop, based in Redwood City, California, provides collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

Results of Operations

        The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended August 31,
	2003	2002
Revenues:
License fees	25.8%	20.7%
Services	74.2	79.3

Total revenues	100.0	100.0
Cost of revenues:
Cost of license fees	4.6	3.6
Cost of services	36.5	43.3

Total cost of revenues	41.1	46.9
Gross profit	58.9	53.1
Operating expenses:
Research and development	17.0	17.5
Sales and marketing	26.1	32.6
General and administrative	10.5	7.5
Restructuring charges (adjustments)	(0.1)	—
Amortization of acquired intangibles	0.3	0.2

Total operating expenses	53.8	57.8

Operating income (loss)	5.1	(4.7)
Other income(expense)	0.9	1.2

Income (loss) before income taxes	6.0	(3.5)
Provision (benefit) for income taxes	2.3	(1.4)

Net income (loss)	3.7%	(2.1)%

Three Months Ended August 31, 2003 Compared To Three Months Ended August 31, 2002

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues increased to $88.0 million for the three months ended August 31, 2003 from $87.4 million for the three months ended August 31, 2002, representing an increase of 0.6%. The increase was due to an increase in revenues from license fees offset by a decrease in services revenues.

        License Fees.    Revenues from license fees increased to $22.7 million for the three months ended August 31, 2003 from $18.1 million for the three months ended August 31, 2002, representing an increase of 25.1%. Although license revenues increased during the three months ended August 31, 2003 over the comparable period last year, we continue to be affected by the level of information technology spending, longer sales cycles compared to last year and the continued deferral of purchasing decisions by potential customers. Revenues from license fees as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 25.8% and 20.7%, respectively. The increase in license fees as a percentage of total revenues was primarily a result of the increase in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $65.3 million for the three months ended August 31, 2003 from $69.3 million for the three months ended August 31, 2002, representing a decrease of 5.7%. The decrease was primarily a result of fewer consulting opportunities due to lower license sales in the preceding fiscal quarters. The increase in maintenance revenue was largely due to an expanded customer base resulting from new license agreements. Services revenue as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 74.2% and 79.3%, respectively.

        There remains much uncertainty as to whether the current unsettled business environment and decline in overall technology spending may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Given a continued weak business climate and the uncertainty regarding the Middle East and threats of hostilities elsewhere, future revenue and operating results are difficult to project. There can be no assurance that our future revenue and operating results will not be adversely affected by the aforementioned factors.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees increased to $4.1 million for the three months ended August 31, 2003 from $3.2 million for the three months ended August 31, 2002, representing an increase of 28.9%. Cost of license fees as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 4.6% and 3.6%, respectively. This increase reflects the increase in license fee revenues as a percent of total revenues. Gross margin on revenue from license fees was 81.9% and 82.5% for the three months ended August 31, 2003 and 2002, respectively. The decrease in gross margin on license fees was primarily attributable to the increase in the mix of third party components which typically carry lower margins.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services decreased to $32.1 million for the three months ended August 31, 2003 from $37.8 million for the three months ended August 31, 2002, representing a decrease of 15.2%. The decrease in cost of services was primarily due to lower compensation expense as a result of our September 2002 workforce reduction and a decline in third-party consulting costs as a result of the lower proportion of third-party services in our revenue mix. Cost of services as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 36.5% and 43.3%, respectively. The decrease in cost of services as a percentage of total revenues is due to cost containment initiatives. Gross margin on services revenues were 50.9% and 45.4% for the three months ended August 31, 2003 and 2002, respectively. The increase in gross margin on services was primarily attributable to cost containment initiatives and the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses decreased to $14.9 million for the three months ended August 31, 2003 from $15.3 million for the three months ended August 31, 2002, representing a decrease of 2.4%. The decrease resulted from the September 2002 workforce reduction and a cost containment decision to reduce the number of contract personnel. Research and development expenses included a non-cash stock-based compensation charge, which decreased to $0.1 million for the three months ended August 31, 2003 compared to $0.3 million for the same period of fiscal 2002. Research and development expenses as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 17.0% and 17.5%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $23.0 million for the three months ended August 31, 2003 from $28.5 million for the three months ended August 31, 2002, representing a decrease of 19.3%. The decrease was primarily the result of a decrease in compensation and travel expenses reflecting the September 2002 workforce reduction, a reduction in marketing activities and a decrease in training expenses compared to the prior year. In addition, sales and marketing expenses included a non-cash stock-based compensation charge, which decreased to $0.2 million for the three months ended August 31, 2003 compared to $0.5 million for the same period of fiscal 2002. Sales and marketing expenses as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 26.1% and 32.6%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses increased to $9.2 million for the three months ended August 31, 2003 from $6.5 million for the three months ended August 31, 2002, representing an increase of 41.5%. The increase in expense is primarily due to an increase in bad debt expense, a provision for legal expenses and increased property and liability insurance. General and administrative expenses included a non-cash stock-based compensation charge, which decreased to $0.3 million for the three months ended August 31, 2003 compared to $0.6 million in fiscal 2002. General and administrative expenses as a percentage of total revenues for the three months ended August 31, 2003 and 2002 were 10.5% and 7.5%, respectively.

        Restructuring Charges (Adjustments).    Although the restructuring plans of fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the three months ended August 31, 2003, we made cash payments totaling $0.6 million, reducing the remaining plan liabilities, which are included in accrued compensation and benefits and other accrued liabilities, to $0.6 million. In addition, we reversed a portion of the reserve for certain employee costs which we have determined will not be incurred. See Note 6 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the three months ended August 31, 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.2 million for the three months ended August 31, 2003 and 2002 consisted of amortization expense related to the acquisition of Account4 in July 2001, Keyola in April 2002, Armature in June 2002 and Numbercraft in July 2003.

Other Income (Expense), Net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments decreased to $0.9 million for the three months ended August 31, 2003 from $1.1 million for the three months ended August 31, 2002. The interest income reduction resulted from a realignment in our investment strategy to shorter-term lower-yielding investments, to coincide with cash needed to fund potential acquisition opportunities.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $2.1 million for the three months ended August 31, 2003 compared to an income tax benefit of $1.2 million for the three months ended August 31, 2002. Our income tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective tax rate was 39.0% for the three months ended August 31, 2003 and 2002.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of August 31, 2003, we had $255.2 million in cash, cash equivalents and marketable securities and $216.4 million in working capital.

        Net cash provided by (used in) operating activities was $1.2 million and $(13.9) million for the three months ended August 31, 2003 and 2002, respectively. Cash flows provided by operating activities for the three months ended August 31, 2003 consisted of net income adjusted for non-cash items and partially offset by changes in current assets and liabilities, in particular increases in accounts receivable and decreases in prepaid expenses, accounts payables and accrued expenses compared to the same period in the prior year. Cash flows used in operating activities for the three months ended August 31, 2002 were negatively affected by a net loss and further affected by decreases in accounts payable, accrued expenses and deferred revenue and customer deposits.

        Net cash provided by investing activities was $27.6 million and $18.7 million for the three months ended August 31, 2003 and 2002, respectively. Cash flows provided by investing activities for the three months ended August 31, 2003 consisted of $32.6 million of net sales of marketable securities, partially offset by $3.7 million used for the acquisition of Numbercraft and $1.3 million for the purchase of property and equipment. Cash flows provided by investing activities for the three months ended August 31, 2002 consisted of $27.3 million of net sales of marketable securities, partially offset by $7.8 million related to the acquisition of Armature, $0.8 million related to the purchases of property and equipment, the majority of which consisted of computer equipment. We have generally funded capital expenditures through cash flows generated from operations and stockholder transactions.

        Net cash (used in) provided by financing activities was $(0.9) million and $7.3 million for the three months ended August 31, 2003 and 2002, respectively. Net cash used in financing activities for the three months ended August 31, 2003 reflects $5.3 million used to repurchase shares of our common stock and $0.3 million used for repayment of debt partially offset by $2.4 million received from the exercise of stock options and $2.2 million from the issuance of treasury shares for our employee stock purchase program. Cash flows provided by financing activities for the three months ended August 31, 2002 consisted of $2.4 million received from the exercise of stock options, $5.2 million for the purchase of treasury shares from contributions made to our employee stock purchase plan, partially offset by $0.3 million used for the repayment of debt.

        We have contingent consideration agreements related to the acquisitions of Keyola in fiscal 2002 and Numbercraft in July 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $1.5 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Additional cash payments ranging from zero to $9.0 million are contingent upon future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. At August 31, 2003, no amounts had been earned or recorded under either agreement.

        In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million worth of our common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. During the three months ended August 31, 2003, we repurchased 776,000 shares for $5.3 million. The repurchased shares will be used for general corporate purposes. No time limit has been set for the repurchase program.

        We had a $25.0 million revolving credit facility, which expired on September 30, 2003. At August 31, 2003 and September 30, 2003 we had no amounts outstanding under the revolving credit facility and were in compliance with all covenants and restrictions under the debt agreement. We have elected not to renew this agreement.

        We believe that cash flow from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future.

New Accounting Pronouncements

        In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation—Transition and Disclosure—an amendment of FASB Statement No. 123." This statement provides alternative methods of transition for a voluntary change to the fair value method of accounting for stock-based compensation. The statement amends the disclosure requirements of FASB Statement No. 123 to require prominent disclosure in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The Company accounts for stock-based compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of FASB Statement No. 123. The transition provisions are effective for fiscal years ending after December 15, 2002. The disclosure provisions are effective for interim periods beginning after December 15, 2002, with early application encouraged. The Company implemented the year-end disclosure provisions as of May 31, 2003 and the interim period disclosure provisions in the quarter ending August 31, 2003. The Company currently does not plan to change to the fair value method of accounting for stock-based compensation. As a result, the adoption of this statement did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

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

        In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity." This statement establishes standards for how an issuer classifies and measures financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability. Many of those instruments were previously classified as equity. This statement is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The adoption of SFAS 150 did not have a material impact on the Company's consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended May 31, 2003 contained in the our Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the first three months of fiscal 2004, our license revenue was higher than in the same period the prior fiscal year. However, prospective customers continue to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The decline in and volatility of technology spending, terrorist activity, Middle East conflicts, and threats of hostilities elsewhere may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In fiscal 2002 and 2003 and in September 2003, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges. We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available or sufficient to offset revenue declines.

Because our customers are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, retail, public sector and financial services industries. Because the healthcare marketplace for our products is maturing, we will need to expand our product offerings to achieve long-term revenue growth. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services. The economic downturn has also reduced capital spending in the financial services and other industries. A continued economic downturn, or adverse change in the regulatory environment or business prospects for one or more of these industries may further decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective customers in our target industries.

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

  •
  the uncertainty caused by announced potential business combinations in the software industry may cause customers to cancel, postpone or reduce capital spending projects on software;

  •
  customer evaluations and purchasing processes vary significantly from company to company, and a customer's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

  •
  the number, timing and significance of software product enhancements and new software product announcements;

  •
  prospective customers may decline or defer the purchase of new products or releases if we do not have sufficient customer references for those products; and

  •
  we may have to defer revenues under our revenue recognition policies.

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

        There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. Note 2 of the Notes to Condensed Consolidated Financial Statements describes the pro forma impact of a change to fair market value accounting on earnings and earnings per share for the three months ended August 31, 2003 and 2002.

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

        Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners, such as Siemens Medical Solutions Health Services Corporation. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements may from time to time give rise to disputes regarding marketing strategy, sales of competing products, exclusive territories, payment of fees and customer relationships, which could negatively affect our business or result in costly litigation. For example, we are currently in discussions with Siemens regarding our current reseller agreement and potential modifications to our reselling relationship.

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

We do not have substantial international operations and may not be able to develop our international operations successfully.

        We have only limited international operations. Our products do not meet the requirements of Asia and many other local markets. Factors that could have an adverse effect on our ability to develop our international operations include:

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

        Our limited international operations could become subject to unexpected, uncontrollable and rapidly changing events and circumstances in addition to those experienced in the United States. The following factors, among others, could have an adverse effect on our business and operating results:

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

        As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot assure you that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders.

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

        In January 2003, we announced that our Chairman, H. Richard Lawson, had entered into a selling plan to sell up to 500,000 shares of our stock over a six-month period and that our Chief Executive Officer, John Coughlan, and three other executive officers had each entered into selling plans to sell up to an aggregate of 664,000 shares of our stock over periods ranging from 9 to 12 months. These executives may also elect to sell or transfer other shares apart from these selling plans. Other executive officers or directors could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of August 31, 2003, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 21.9% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of August 31, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of August 31, 2003, we consider the reported amounts of these investments to be reasonable approximations of their values. Changes in the market interest rates will not have a material impact on our financial position.

        Through August 31, 2003, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended we conducted an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported with in the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various claims and legal actions in the normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)
Use of Proceeds

        As of August 31, 2003, we held $157.1 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended August 31, 2003, we used approximately $3.7 million for the acquisition of Numbercraft, $1.3 million for capital expenditures and $0.3 million for repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
2.1*	Merger Agreement between Lawson Software, Inc., Circle Acquisition, Inc., Closedloop Solutions, Inc., Gregory Sands, as stockholders' representative and The Principal Stockholders.
2.2	Merger Agreement between Lawson Software, Inc., Everest Acquisition, Inc., Apexion Technologies, Inc., and Maher Hakim, Muwaffa Lahham and Gene Barduson.
10.17	Form of Change of Control Agreement dated August 11, 2003 with Certain Executive Officers.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

*
Filed with Form 8-K on October 6, 2003.

(b)
Reports on Form 8-K

        On June 26, 2003 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Item 9 that it issued a press release relating to fiscal 2003 annual and fourth quarter financial results. The full text of the press release was set forth in an attached exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 9, 2003	LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
2.2	Merger Agreement between Lawson Software, Inc., Everest Acquisition, Inc., Apexion Technologies, Inc., and Maher Hakim, Muwaffa Lahham and Gene Barduson.
10.17	Form of Change of Control Agreement dated August 11, 2003 with Certain Executive Officers.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

QuickLinks

LAWSON SOFTWARE, INC. Form 10-Q Index
PART I. FINANCIAL INFORMATION
  ITEM 1. FINANCIAL STATEMENTS
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED BALANCE SHEETS (in thousands) (unaudited)
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (in thousands, except per share data) (unaudited)
LAWSON SOFTWARE, INC. CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (in thousands) (unaudited)
LAWSON SOFTWARE, INC. NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (in thousands, except per share data) (unaudited)
  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX