Form 10-Q
period 2003-11-30
LAWSON SOFTWARE INC
filed 2004-01-08
CIK 1141517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED November 30, 2003
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

        The number of shares of the registrant's common stock outstanding as of January 2, 2004 was 98,060,030.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	November 30, 2003	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$150,798	$153,071
Marketable securities	71,916	102,266
Trade accounts receivable, net	60,156	62,433
Deferred income taxes	14,526	14,373
Prepaid expenses and other assets	24,443	19,749

Total current assets	321,839	351,892
Long-term marketable securities	6,220	5,175
Property and equipment, net	19,584	21,364
Goodwill	42,591	31,410
Other intangible assets, net	19,191	12,533
Deferred income taxes	7,885	8,620
Other assets	865	1,215

Total assets	$418,175	$432,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$905	$896
Accounts payable	11,891	13,407
Accrued compensation and benefits	21,536	23,480
Other accrued liabilities	15,438	14,209
Deferred revenue and customer deposits	78,350	86,642

Total current liabilities	128,120	138,634
Long-term debt, less current portion	968	255
Other long-term liabilities	3,653	3,921

Total liabilities	132,741	142,810

Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Preferred stock	—	—
Common stock	1,082	1,058
Additional paid-in capital	319,083	309,637
Treasury stock, at cost	(46,813)	(28,824)
Deferred stock-based compensation	(1,691)	(3,117)
Retained earnings	11,436	9,480
Accumulated other comprehensive income	2,337	1,165

Total stockholders' equity	285,434	289,399

Total liabilities and stockholders' equity	$418,175	$432,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Six Months Ended
	Nov. 30, 2003	Nov. 30, 2002	Nov. 30, 2003	Nov. 30, 2002
Revenues:
License fees	$17,313	$19,005	$39,974	$37,124
Services	66,952	68,802	132,293	138,129

Total revenues	84,265	87,807	172,267	175,253
Cost of revenues:
Cost of license fees	3,988	3,603	8,079	6,778
Cost of services	33,731	35,899	65,832	73,740

Total cost of revenues	37,719	39,502	73,911	80,518

Gross profit	46,546	48,305	98,356	94,735
Operating expenses:
Research and development	15,257	14,286	30,192	29,590
Sales and marketing	21,498	24,801	44,496	53,316
General and administrative	10,085	9,982	19,310	16,503
Restructuring charges	2,250	5,823	2,210	5,823
Amortization of acquired intangibles	321	222	566	429

Total operating expenses	49,411	55,114	96,774	105,661

Operating (loss) income	(2,865)	(6,809)	1,582	(10,926)
Other income (expense):
Interest income	780	1,129	1,662	2,234
Interest expense	(20)	(33)	(38)	(77)

Total other income (expense)	760	1,096	1,624	2,157
(Loss) income before income taxes	(2,105)	(5,713)	3,206	(8,769)
(Benefit) provision for income taxes	(821)	(2,228)	1,250	(3,420)

Net (loss) income	$(1,284)	$(3,485)	$1,956	$(5,349)

Net (loss) income per share:
Basic	$(0.01)	$(0.04)	$0.02	$(0.05)

Diluted	$(0.01)	$(0.04)	$0.02	$(0.05)

Shares used in computing net (loss) income per share:
Basic	98,302	98,453	98,383	97,649

Diluted	98,302	98,453	107,253	97,649

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Six Months Ended
	November 30, 2003	November 30, 2002
Cash flows from operating activities:
Net income (loss)	$1,956	$(5,349)
Adjustments to reconcile net income (loss) to net cash (used in) provided by operating activities:
Depreciation and amortization	5,854	7,091
Provision for doubtful accounts	2,383	1,523
Loss on the disposal of assets	160	—
Tax benefit from stockholder transactions	4,746	2,498
Tax commitment from exercise of stock options	(1,132)	(1,150)
Amortization of stock-based compensation	624	1,701
Amortization of discount and accretion of premium on marketable securities	480	301
Restructuring charges	2,210	5,823
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	489	21,313
Prepaid expenses and other assets	(2,460)	(6,941)
Accounts payable	(1,653)	(7,590)
Accrued and other liabilities	(4,468)	(9,601)
Deferred revenue and customer deposits	(9,583)	(6,101)

Net cash (used in) provided by operating activities	(394)	3,518

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(16,269)	(7,823)
Purchases of marketable securities	(51,600)	(139,553)
Sales and maturities of marketable securities	80,245	161,983
Purchases of property and equipment	(2,467)	(3,501)

Net cash provided by investing activities	9,909	11,106

Cash flows from financing activities:
Principal payments on long-term debt	(457)	(623)
Exercise of stock options	5,406	4,300
Issuance of treasury shares for employee stock purchase plan	2,175	5,240
Repurchase of common stock	(18,912)	—

Net cash (used in) provided by financing activities	(11,788)	8,917

(Decrease) increase in cash and cash equivalents	(2,273)	23,541
Cash and cash equivalents at beginning of period	153,071	73,148

Cash and cash equivalents at end of period	$150,798	$96,689

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s (the Company's) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for those disclosed separately in the footnotes below. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The unaudited results of operations for the period ended November 30, 2003 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2004. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2003.

2.     STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees," and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123."

        The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the Company's stock options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net (loss) income would have been adjusted to the pro forma amounts indicated below:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net (loss) income:
As reported	$(1,284)	$(3,485)	$1,956	$(5,349)
Add: Stock-based employee compensation expense (reversal of forfeitures) included in reported net (loss) income, net of taxes	(46)	182	380	1,038
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,701)	(1,669)	(3,286)	(3,576)

Pro forma net loss	$(3,031)	$(4,972)	$(950)	$(7,887)

Net (loss) income per share:
Basic:
As reported	$(0.01)	$(0.04)	$0.02	$(0.05)
Pro forma	$(0.03)	$(0.05)	$(0.01)	$(0.08)
Diluted:
As reported	$(0.01)	$(0.04)	$0.02	$(0.05)
Pro forma	$(0.03)	$(0.05)	$(0.01)	$(0.08)

3.     ACQUISITIONS

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statement of operations since the acquisition date. In accordance with SFAS No. 142, goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance the Company's focus on targeted vertical markets and to provide additional value-added products and services to its customers.

        On October 15, 2003, the Company acquired all of the outstanding capital stock of Apexion Technologies Inc. ("Apexion") for $7,985 in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $8,640 was allocated to the following assets: $2,900 to acquired technology, $200 to a customer list, $100 to a non-compete clause and $5,440 to goodwill. The acquired technology, customer list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Terms of the agreement also provide for additional cash payments ranging from zero to $2,000 contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. Apexion provided materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, the Company acquired all of the outstanding capital stock of Closedloop Solutions, Inc. ("Closedloop") for $4,155 in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $5,022 was allocated to the following assets: $2,500 to acquired technology, $500 to a customer list, $100 to a non-compete clause and $1,922 to goodwill. The acquired technology, customer list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

        On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited ("Numbercraft") for $3,729 in cash, net of cash acquired and $309 in notes payable. The excess purchase price over the fair value of the net tangible assets acquired of $4,829 was allocated to the following assets: $900 to acquired technology, $600 to a customer list, $300 to a non-compete clause and $3,029 to goodwill. The acquired technology, customer list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of three, four and three years, respectively. These amounts are based on preliminary estimates and are subject to refinement due to the finalization of certain tax attributes. Additional cash payments ranging from zero to $8,600 are contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. During the quarter ended November 30, 2003, $400 of additional consideration was earned and recorded as additional goodwill. Numbercraft provided solutions for retailers and consumer packaged goods companies which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends.

        The following table presents the consolidated results of operations including Closedloop and Armature Limited and Armature Group Limited (collectively Armature), which was acquired on June 28, 2002, on an unaudited pro forma basis as if the acquisitions had taken place at the beginning of the periods presented:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Total revenues	$84,429	$88,259	$172,927	$177,138
Net loss	(1,474)	(4,890)	1,195	(7,120)
(Loss) per share—basic	(0.01)	(0.05)	0.01	(0.07)
(Loss) per share—diluted	(0.01)	(0.05)	0.01	(0.07)

        The unaudited pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, eliminate interest expense, increased intangible asset amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. As a result, the unaudited pro forma results of operations are for comparative purposes only and are not necessarily indicative of the results that would have been obtained if the acquisitions had occurred as of the beginning of the periods presented or that may occur in the future. The pro forma data does not include Apexion or Numbercraft, as the effects of these acquisitions were not material on a pro forma basis.

4.     PER SHARE DATA

        Basic earnings per share is computed using the net (loss) income and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants. Diluted net loss per common share does not differ from basic loss per share for the three months ended November 30, 2003 and for both the three and six months ended

November 30, 2002, as 23,773 and 24,358, respectively, of potential shares of common stock from conversion of stock options and warrants were anti-dilutive.

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(1,284)	$(3,485)	$1,956	$(5,349)

Weighted average common shares—basic	98,302	98,453	98,383	97,649

Basic net (loss) income per share	$(0.01)	$(0.04)	$0.02	$(0.05)

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders	$(1,284)	$(3,485)	$1,956	$(5,349)

Shares calculation:
Weighted average common shares	98,302	98,453	98,383	97,649
Effect of dilutive stock options and warrants	—	—	8,870	—

Weighted average common shares—diluted	98,302	98,453	107,253	97,649

Diluted net (loss) income per share	$(0.01)	$(0.04)	$0.02	$(0.05)

5.     COMPREHENSIVE INCOME (LOSS)

        The following table presents the calculation of comprehensive income (loss):

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Net (loss) income	$(1,284)	$(3,485)	$1,956	$(5,349)
Unrealized (loss) gain on available-for- sale investments, net of taxes	(46)	269	(107)	23
Foreign currency translation adjustment	2,049	(413)	1,279	292

Comprehensive income (loss)	$719	$(3,629)	$3,128	$(5,034)

6.     RESTRUCTURING

Fiscal 2004 Restructuring

        During fiscal 2004, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2,250 which included severance and related benefits. The plan included the termination of 93 employees in various functions including research and development, general and administrative, sales and marketing, primarily in the United States, all of which were terminated during the three months ended November 30, 2003. The Company expects to pay all remaining termination benefits during fiscal 2004.

        The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as of November 30, 2003, which are included in accrued compensation and benefits and other accrued liabilities:

Severance and related benefits
Fiscal 2004 provision for restructuring	$2,250
Cash payments	(1,965)

Balance, November 30, 2003	$285

Fiscal 2003 Restructuring

        During fiscal 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5,846, which included $4,691 of severance and related benefits and $1,155 for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the three months ended November 30, 2002. The Company expects to pay all remaining termination benefits during fiscal 2004. The cash payments related to lease obligations were made through October 2003. During the six months ended November 30, 2003 the Company adjusted the reserve for $40 of employee costs which the Company had determined would not be incurred.

        The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of November 30, 2003, which are included in accrued compensation and benefits and other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2003	$299	$604	$903
Cash payments	(22)	(604)	(626)
Adjustments to provision	(40)	—	(40)

Balance, November 30, 2003	$237	$0	$237

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

        The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as November 30, 2003, which are included in other accrued liabilities:

Facilities
Balance, May 31, 2003	$324
Cash payments	(71)

Balance, November 30, 2003	$253

7.     COMMITMENTS AND CONTINGENCIES

        The Company had a $25,000 revolving credit facility, which expired on September 30, 2003. At September 30, 2003, the Company had no amounts outstanding under the revolving credit facility and was in compliance with all covenants and restrictions under the debt agreement. The Company elected not to renew this agreement.

        The Company has contingent consideration agreements related to the acquisitions of Keyola Corporation ("Keyola") in April 2002, Numbercraft in July 2003, and Apexion in October 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $1,500 are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Under the terms of the Numbercraft agreement, additional cash payments ranging from zero to $8,600 are contingent upon future performance of Numbercraft measured periodically through 2007. Under the terms of the Apexion agreement additional cash payments ranging from zero to $2,000 are contingent upon future performance of Apexion measured periodically through November 30, 2005. Contingent consideration earned is recorded as additional goodwill. At November 30, 2003, $400 of additional consideration had been earned and recorded under the Numbercraft agreement.

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for acquisitions during the six months ended November 30, 2003 and 2002:

	Six Months Ended November 30,
	2003	2002
Details of acquisitions:
Fair value of assets	$21,097	$8,140
Less liabilities assumed	(4,603)	(317)

Cash paid	16,494	7,823
Less cash acquired	(225)	—

Net cash paid for acquisitions	$16,269	$7,823

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

        The Company markets its products and services through the Company's offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France and the Netherlands. The following table presents revenues and long-lived assets summarized by geographic region:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenues:
Domestic operations	$78,129	$81,447	$160,782	$163,683
International operations	6,136	6,360	11,485	11,570

Consolidated	$84,265	$87,807	$172,267	$175,253

	November 30, 2003	May 31, 2003
Long-lived assets:
Domestic operations	$64,927	$54,373
International operations	16,439	10,934

Consolidated	$81,366	$65,307

        The following table presents revenues for license fees, consulting and maintenance services:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Components of revenues:
License fees	$17,313	$19,005	$39,974	$37,124
Services:
Consulting	28,600	32,485	56,717	68,090
Maintenance	38,352	36,317	75,576	70,039

Total services	66,952	68,802	132,293	138,129

Total revenues	$84,265	$87,807	$172,267	$175,253

10.   COMMON STOCK REPURCHASE

        In June 2003, the Company's Board of Directors authorized the repurchase of up to $50,000 worth of the Company's common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchase will be funded primarily from proceeds and tax benefits derived from the Company's stock option and employee stock purchase plans, and supplemented with portions of available cash from operations. The repurchased shares will be used for general corporate purposes. No time limit has been set for the completion of the program. During the six months ended November 30, 2003 a total of 2,471 shares were repurchased for a total of $18,912.

11.   NEW ACCOUNTING PRONOUNCEMENTS

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

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our unaudited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Condensed Consolidated Financial Statements contained herein describes our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

        We believe the critical accounting polices listed below affect significant judgments and estimates used in the preparation of our consolidated financial statements.

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position (SOP) 97-2, "Software Revenue Recognition," as amended by SOP 98-4 and SOP 98-9, as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin No. 101, "Revenue Recognition in

Financial Statements." We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include services that are essential to the functionality of our software products are recognized using contract accounting using the percentage-of-completion methodology based on labor hours input. Software arrangements which include fixed-fee service components are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized using the residual method when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized using the residual method where there is a sell-through by a reseller to an end-user. We do not generally offer rights of return, acceptance clauses or price protection to our customers. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we do not have vendor-specific objective evidence of fair value of undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

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

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors and if any receivables were to deteriorate an additional provision for doubtful accounts may be required.

        Sales Returns and Allowances.    We record a provision for estimated sales returns and allowances on license and services in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical sales returns, analysis of credit memo data and other known factors.

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment annually or sooner if events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flow method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent that the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on our best estimate of the related risks and return at the time the impairment assessment is made. In accordance with the accounting standard SFAS No. 142, "Goodwill and Other Intangible Assets," we test goodwill and other indefinite lived intangible assets for impairment annually, or more frequently if events or changes in circumstances indicate that the asset might be impaired. The impairment test compares the fair value of the asset with its carrying amount. If the carrying amount of an intangible asset exceeds its fair value, an impairment loss shall be recognized in an amount equal to that excess, which could materially adversely impact our financial position and results of operations. All of our goodwill was assigned to a single reporting unit, which is our sole operating segment.

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

        We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of November 30, 2003, as we expect to be able to utilize all of our net deferred tax assets. The ability to utilize our net deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially adversely impact our financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Acquisitions

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited consolidated statement of operations since the acquisition date. In accordance with SFAS No. 142, goodwill recorded as a result of these acquisitions will be subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our customers.

        On October 15, 2003, we acquired all of the outstanding capital stock of Apexion for $8.0 million in cash, net of cash acquired. Terms of the agreement also provide for additional cash payments ranging from zero to $2.0 million contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. Apexion provided materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, we acquired all of the outstanding capital stock of Closedloop for $4.2 million in cash, net of cash acquired. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

        On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. The final purchase price allocation is based on preliminary estimates and is subject to refinement due to the finalization of certain tax attributes. Additional cash payments ranging from zero to $8.6 million are contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. During the quarter ended November 30, 2003, $0.4 million of additional consideration was earned and recorded as additional goodwill. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends.

Results of Operations

        The following table sets forth certain line items in our consolidated statement of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
	2003	2002	2003	2002
Revenues:
License fees	20.5%	21.6%	23.2%	21.2%
Services	79.5	78.4	76.8	78.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.8	4.1	4.7	3.9
Cost of services	40.0	40.9	38.2	42.0

Total cost of revenues	44.8	45.0	42.9	45.9
Gross profit	55.2	55.0	57.1	54.1
Operating expenses:
Research and development	18.1	16.3	17.5	16.9
Sales and marketing	25.5	28.2	25.9	30.4
General and administrative	12.0	11.4	11.2	9.4
Restructuring charges	2.6	6.6	1.3	3.3
Amortization of acquired intangibles	0.4	0.3	0.3	0.3

Total operating expenses	58.6	62.8	56.2	60.3

Operating (loss) income	(3.4)	(7.8)	0.9	(6.2)
Other income (expense)	0.9	1.3	0.9	1.2

(Loss) income before income taxes	(2.5)	(6.5)	1.8	(5.0)
(Benefit) provision for income taxes	(1.0)	(2.5)	0.7	(1.9)

Net (loss) income	(1.5)%	(4.0)%	1.1%	(3.1)%

Three Months Ended November 30, 2003 Compared To Three Months Ended November 30, 2002

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $84.3 million for the three months ended November 30, 2003 from $87.8 million for the three months ended November 30, 2002, representing a decrease of 4.0%. The decrease was due to a $1.7 million decrease in license fees and a $1.8 million decrease in services revenues.

        License Fees.    Revenues from license fees decreased to $17.3 million for the three months ended November 30, 2003 from $19.0 million for the three months ended November 30, 2002, representing a decrease of 8.9%. The decrease in license revenues during the three months ended November 30, 2003 over the comparable period last year, continues to reflect market conditions for our products, longer sales cycles and the continued deferral of purchasing decisions by potential customers. The average selling price of our licenses decreased approximately 7% along with a decrease in the number of licensing transactions. Revenues from license fees as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 20.5% and 21.6%, respectively.

        Services.    Revenues from services decreased to $67.0 million for the three months ended November 30, 2003 from $68.8 million for the three months ended November 30, 2002, representing a decrease of 2.7%. Consulting revenues declined by $3.9 million as a result of fewer consulting and training opportunities due to lower license sales in the preceding fiscal quarters. This decline was partially offset by an increase of $2.0 million in maintenance revenue largely due to an expanded customer base from new contracts closed since the prior year period, combined with price increases and strong renewal rates on support agreements. Services revenue as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 79.5% and 78.4%, respectively, reflecting a greater proportion of services revenues to total revenues compared to last year.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees increased to $4.0 million for the three months ended November 30, 2003 from $3.6 million for the three months ended November 30, 2002, representing an increase of 10.7%. The increase is largely due to the amortization of acquired technology related to the acquisitions of Numbercraft, Apexion and Closedloop. Cost of license fees as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 4.8% and 4.1%, respectively. Gross margin on revenue from license fees was 77.0% and 81.0% for the three months ended November 30, 2003 and 2002, respectively. The decrease in gross margin on license fees was primarily attributable to the increase in the mix of third party components which typically carry lower margins and the amortization of acquired technology.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services decreased to $33.7 million for the three months ended November 30, 2003 from $35.9 million for the three months ended November 30, 2002, representing a decrease of 6.0%. The decrease in cost of services was primarily due to a $1.0 million decrease in compensation expense as a result of our workforce reductions and general attrition, a $0.5 million decrease in third-party costs as a result of a lower proportion of third-party services in our revenue mix, a $0.4 million decrease in rent expense as a result of the closure and consolidation of facilities which occurred last fiscal year, offset by a $0.6 million increase in our training and services reward programs. Cost of services as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 40.0% and 40.9%, respectively. Gross margin on services revenues were 49.6% and 47.8% for the three months ended November 30, 2003 and 2002, respectively. The increase in gross margin on services was primarily attributable to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses increased to $15.3 million for the three months ended November 30, 2003 from $14.3 million for the three months ended November 30, 2002, representing a 6.8% increase. The increase is primarily due to a $0.6 million increase in personnel costs associated with our recent acquisitions and a $0.4 million increase in information systems expense offset by a $0.5 million decrease in compensation expense from the September 2003 workforce reduction. Research and development expenses as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 18.1% and 16.3%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $21.5 million for the three months ended November 30, 2003 from $24.8 million for the three months ended November 30, 2002, representing a decrease of 13.3%. The decrease in sales and marketing was due primarily to a $2.0 million decrease in compensation expense due to our workforce reductions and general attrition along with decreased sales incentives as a result of lower license fees, a $1.5 million decrease in marketing program costs, a $0.3 million decrease in rent expense as a result of the closure and consolidation of facilities which occurred last fiscal year, offset by a $0.5 million increase in our annual training event which was held in our fiscal second quarter this year compared to the fiscal first quarter last year. Sales and marketing expenses as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 25.5% and 28.2%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses increased to $10.1 million for the three months ended November 30, 2003 from $10.0 million for the three months ended November 30, 2002, representing an increase of 1.0%. Our fiscal 2004 second quarter included a $0.9 million increase in provisions for legal related expenses, a $0.3 million increase in personnel costs associated with our recent acquisitions and a $0.2 million increase in insurance costs. These increases were offset by a $0.5 million decrease in stock based compensation expense. Our fiscal 2003 second quarter included one-time charges for a lease termination of $0.7 million and an asset impairment charge related to a discontinued project of $0.7 million. General and administrative expenses as a percentage of total revenues for the three months ended November 30, 2003 and 2002 were 12.0% and 11.4%, respectively.

        Restructuring charges.    In September 2003, we approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The plan included the termination of 93 employees in various functions including research and development, general and administrative and sales and marketing primarily in the United States, all of which were terminated during the three months ended November 30, 2003. During the three months ended November 30, 2003 we made cash payments to terminated employees totaling $2.0 million.

        Although the restructuring plans of fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the three months ended November 30, 2003, we made cash payments totaling $0.1 million, reducing the remaining plan liabilities, which are included in accrued compensation and benefits and other accrued liabilities, to $0.5 million. See Note 6 of Notes to Consolidated Financial Statements for a summary of activity for the six months ended November 30, 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.3 million and $0.2 million for the three months ended November 30, 2003 and 2002, respectively, consisted of amortization expense related to our acquisitions.

Other Income (Expense), Net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments decreased to $0.8 million for the three months ended November 30, 2003 from $1.1 million for the three months ended November 30, 2002. The reduction in interest income resulted from a realignment in our investment strategy to shorter-term lower-yielding investments, and from a reduced investment base following the funding of three acquisitions during the quarter.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $0.8 million for the three months ended November 30, 2003 compared to $2.2 million for the three months ended November 30, 2002. Our tax (benefit) provision is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective tax rate was 39% the three months ended November 30, 2003 and 2002.

Six Months Ended November 30, 2003 Compared To Six Months Ended November 30, 2002

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues decreased to $172.3 million for the six months ended November 30, 2003 from $175.3 million for the six months ended November 30, 2002, representing a 1.7% decrease. The decrease in total revenues was due to a $5.8 million decrease in service revenues offset by a $2.8 million increase in license fees.

        License Fees.    Revenues from license fees increased to $40.0 million for the six months ended November 30, 2003 from $37.1 million for the six months ended November 30, 2002, representing an increase of 7.7%. Although license revenues increased during the six months ended November 30, 2003 over the comparable period last year, we continue to be affected by the level of information technology spending, longer sales cycles and the continued deferral of purchasing decisions by potential customers. The average selling price of our licenses during the six months ended November 30, 2003 increased approximately 14% although we experienced a decrease in the number licensing transactions over the comparable period last year. Revenues from license fees as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 23.2% and 21.2%, respectively. The increase in license fees as a percentage of total revenues was primarily a result of the increase in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $132.3 million for the six months ended November 30, 2003 from $138.1 million for the six months ended November 30, 2002, representing a decrease of 4.2%. Consulting revenues decreased $11.4 million primarily as a result of fewer consulting and training opportunities due to lower license sales in the preceding fiscal quarters. This decline was partially offset by an increase of $5.5 million in maintenance revenue largely due to an expanded customer base from new contracts closed since the prior year period, combined with price increases and strong renewal rates on support agreements. Services revenue as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 76.8% and 78.8%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees increased to $8.1 million for the six months ended November 30, 2003 from $6.8 million for the six months ended November 30, 2002, representing an increase of 19.2%. The increase is largely due to increased third party costs of $0.7 million and the amortization of acquired technology of $0.3 million related to the acquisitions of Numbercraft, Apexion and Closedloop. Cost of license fees as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 4.7% and 3.9%, respectively. Gross margin on revenue from license fees was 79.8% and 81.7% for the six months ended November 30, 2003 and 2002, respectively. The decrease in gross margin on license fees was primarily attributable to the increase in the mix of third party components which typically carry lower margins and the amortization of acquired technology.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services decreased to $65.8 million for the six months ended November 30, 2003 from $73.7 million for the six months ended November 30, 2002, representing a decrease of 10.7%. The decrease in cost of services was primarily due to a $3.0 million decrease in compensation expense as a result of our workforce reductions and general attrition, a $3.0 million decrease in third-party costs as a result of a lower proportion of third-party services in our revenue mix, a $0.9 million decrease in travel expenses and a $0.4 million decrease in rent expense as a result of the closure and consolidation of facilities which occurred last fiscal year, offset by a $0.8 million increase in our training and services reward programs. Cost of services as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 38.2% and 42.0%, respectively. The decrease in cost of services as a percentage of total revenues is due to the above cost containment initiatives. Gross margin on services revenues were 50.2% and 46.6% for the six months ended November 30, 2003 and 2002, respectively. The increase in gross margin on services was primarily attributable to the increase in maintenance revenue in proportion to consulting revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses increased to $30.2 million for the six months ended November 30, 2003 from $29.6 million for the six months ended November 30, 2002, representing an increase of 2.0%. The increase is primarily due to a $0.6 million increase in personnel costs associated with our recent acquisitions and a $0.4 million increase in information systems expense offset by a $0.5 million decrease in compensation expense as a results from our workforce reductions and a $0.2 million decrease in stock based compensation expense. Research and development expenses as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 17.5% and 16.9%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs. Sales and marketing expenses decreased to $44.5 million for the six months ended November 30, 2003 from $53.3 million for the six months ended November 30, 2002, representing a decrease of 16.5%. The decrease was primarily the result of a $2.9 million decrease in compensation costs as a results of our workforce reductions and general attrition, a $2.9 million decrease in marketing program costs, a $1.9 million decrease in travel and training, a $0.8 million decrease in information systems expense, a $0.4 million decrease in rent expense as a result of the closure and consolidation of facilities which occurred last fiscal year and a $0.2 million decrease in stock compensation expense. These decreases were partially offset by a $1.0 million increase in consulting and temporary staffing and a $0.4 million increase in our sales rewards program. Sales and marketing expenses as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 25.9% and 30.4%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses increased to $19.3 million for the six months ended November 30, 2003 from $16.5 million for the six months ended November 30, 2002, representing an increase of 17.0%. Our fiscal 2004 six months included a $1.8 million increase in provisions for legal related expenses, a $0.9 increase in bad debt expense, a $0.6 million increase in consulting and temporary staffing and a $0.4 million increase in insurance costs. Our fiscal 2003 six months included one-time charges for a lease termination of $0.7 million, an asset impairment charge related to a discontinued project of $0.7 million and audit expenses related to the Armature acquisition of $0.5 million, all of which did not occur in fiscal 2004. General and administrative expenses as a percentage of total revenues for the six months ended November 30, 2003 and 2002 were 11.2% and 9.4%, respectively.

        Restructuring charge.    In September 2003, we approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 for severance and related benefits. The plan included the termination of 93 employees in various functions including research and development, general and administrative, sales and marketing in the United States, all of which were terminated during the three months ended November 30, 2003. During the six months ended November 30, 2003 we made cash payments to terminated employees totaling $2.0 million.

        Although the restructuring plans of fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the six months ended November 30, 2003, we made cash payments totaling $0.7 million, reducing the remaining plan liabilities, which are included in accrued compensation and benefits and other accrued liabilities, to $0.5 million. In addition, we reversed a portion of the reserve for certain employee costs, which we have determined will not be incurred. See Note 6 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the six months ended November 30, 2003.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.6 million and $0.4 million for the six months ended November 30, 2003 and 2002 consisted of amortization expense related to our acquisitions.

Other Income (Expense), Net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments decreased to $1.6 million for the six months ended November 30, 2003 from $2.2 million for the six months ended November 30, 2002. The reduction in interest income resulted from a realignment in our investment strategy to shorter-term lower-yielding investments and from a reduced investment base following the funding of three acquisitions.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $1.3 million for the six months ended November 30, 2003 compared to an income tax benefit of $3.4 million for the six months ended November 30, 2002. Our income tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective tax rate was 39% for the six months ended November 30, 2003 and 2002.

Liquidity and Capital Resources

        We finance our operations primarily with cash generated through operations. As of November 30, 2003, we had $228.9 million in cash, cash equivalents and marketable securities and $193.7 million in working capital.

        Net cash (used in) provided by operating activities was $(0.4) million and $3.5 million for the six months ended November 30, 2003 and 2002, respectively. Cash flows (used in) operating activities for the six months ended November 30, 2003 consisted of net income adjusted for non-cash items and partially offset by changes in current assets and liabilities, in particular a decrease in accounts payable, accrued and other expenses and deferred revenue compared to the same period in the prior year. Cash flows provided by operating activities for the six months ended November 30, 2002 were primarily due to a decrease in accounts receivable, partially offset by our net loss and a decrease in accounts payable, accrued liabilities and an increase in prepaid expenses.

        Net cash provided by investing activities was $9.9 million and $11.1 million for the six months ended November 30, 2003 and 2002, respectively. Cash flows provided by investing activities for the six months ended November 30, 2003 consisted of $28.6 million of net sales of marketable securities, partially offset by $4.1 million for the acquisition of Numbercraft, including additional compensation paid, $8.0 million for the acquisition of Apexion, $4.2 for the acquisition of Closedloop and $2.5 million for the purchase of property and equipment. Cash flows provided by investing activities for the six months ended November 30, 2002 consisted of $22.4 million of net sales of marketable securities, partially offset by $7.8 million related to the acquisition of Armature and $3.5 million related to the purchase of property and equipment. We have generally funded capital expenditures through cash flows generated from operations and stockholder transactions.

        Net cash (used in) provided by financing activities was $(11.8) million and $8.9 million for the six months ended November 30, 2003 and 2002, respectively. Net cash (used in) financing activities for the six months ended November 30, 2003 reflects $18.9 million used to repurchase shares of our common stock and $0.5 million used for repayment of debt offset by $5.4 million received from the exercise of stock options and $2.2 million from the issuance of treasury shares for our employee stock purchase program. Cash flows provided by financing activities for the six months ended November 30, 2002 consisted of $4.3 million received from the exercise of stock options, $5.2 million for the purchase of treasury shares from contributions made to our employee stock purchase plan, offset by $0.6 million used for the repayment of debt.

        We have contingent consideration agreements related to the acquisitions of Keyola in fiscal 2002, Numbercraft in July 2003, and Apexion in October 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $1.5 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Additional cash payments ranging from zero to $8.6 million are contingent upon future performance of Numbercraft measured periodically through 2007. Under the terms of the Apexion agreement additional cash payments ranging from zero to $2.0 million are contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. During the six months ended November 30, 2003, $0.4 million of additional consideration was earned under the Numbercraft agreement and recorded as additional goodwill.

        In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million worth of our common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. During the six months ended November 30, 2003, we repurchased 2.5 million shares for $19.0 million. The repurchased shares will be used for general corporate purposes. No time limit has been set for the repurchase program.

        We had a $25.0 million revolving credit facility, which expired on September 30, 2003. At September 30, 2003 we had no amounts outstanding under the revolving credit facility and were in compliance with all covenants and restrictions under the debt agreement. We have elected not to renew this agreement.

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

Factors That May Affect Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended May 31, 2003 contained in our Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the first six months of fiscal 2004, our license revenue was higher than in the same period the prior fiscal year. However, prospective customers continue to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The decline in and volatility of technology spending, terrorist activity, Middle East conflicts, and threats of hostilities elsewhere may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In fiscal 2004, 2003 and 2002, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges. We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available or sufficient to offset revenue declines.

Because our customers are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, retail, public sector and financial services industries. Because the healthcare marketplace for our products is maturing, we will need to expand our product offerings to achieve long-term revenue growth. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services. The economic downturn has also reduced capital spending in the financial services and other industries. A continued economic downturn, or adverse change in the regulatory environment or business prospects for one or more of the industries we service may further decrease our revenues or lower our growth rate. In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective customers in our target industries. This need is becoming more prevalent as the marketplace for our traditional enterprise resource planning products, known as ERP, is maturing.

We may experience fluctuations in quarterly revenue that could adversely impact our stock price and our operating results.

        Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

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

  •
  existing customers may decline to renew support for our products, and market pressures may limit our ability to increase support fees or require customers to upgrade from older versions of our products;

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

        Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may adversely impact our consulting, training and maintenance service revenues in future periods.

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

Our stock price may remain volatile.

        The trading price of our common stock has fluctuated significantly in the past. Changes in our business, operations or prospects, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. The future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

  •
  actual or anticipated fluctuations in revenues or operating results, including revenue or results of operations in any quarter failing to meet the expectations, published or otherwise, of the investment community;

  •
  announcements of technological innovations by us or our competitors;

  •
  introduction and success of new products or significant customer wins or losses by us or our competitors;

  •
  developments with respect to our intellectual property rights, including patents, or those of our competitors;

  •
  fluctuations in demand for and sales of our products, which will depend on, among other things, the acceptance of our products in the marketplace and the general level of spending in the software industry;

  •
  rumors or dissemination of false and/or misleading information, particularly through internet chat rooms, instant messaging and other means;

  •
  changes in management;

  •
  proposed and completed acquisitions or other significant transactions by us or our competitors;

  •
  introduction and success of new products or significant customer wins or losses by us or our competitors;

  •
  the mix of products and services sold by us;

  •
  the timing of significant orders by us;

  •
  conditions and trends in the software industry, or consolidation within the technology industry that may impact our customers, partners, suppliers or competitors;

  •
  adoption of new accounting standards affecting the software industry;

  •
  acts of war or terrorism; and

  •
  general market conditions.

If we account for employee stock option and employee stock purchase plans using the fair value method, it could significantly reduce our net income and earnings per share.

        There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as a compensation expense using the fair value method. Note 2 of the Notes to Condensed Consolidated Financial Statements describes the pro forma impact of a change to fair market value accounting on earnings and earnings per share for the three and six months ended November 30, 2003 and 2002.

A number of our competitors are well-established software companies that have advantages over us.

        We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, all of which have larger installed customer bases. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

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

        We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.'s software in many of our products and have reseller relationships with Business Software Incorporated, Crystal Decisions, Inc.,

Hyperion Solutions Corporation and other companies, that allows us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

        A significant portion of our research and development resources are devoted to product upgrades that address regulatory and maintenance requirements. The remainder of our limited research and development resources are for new products. New products require significant development investment. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. For example, we have made a significant investment in the acquisition and development of services automation and retail merchandising software products. If we do not attract sufficient customer interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

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

        As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss which could materially adversely impact our financial position and results of operations.

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

        We act as an application service provider for only portions of our products acquired through a recent acquisition. Revenues from these arrangements are not material. Some businesses choose to access enterprise software applications through application service providers, or ASPs, which are businesses that host applications and provide access to software on a subscription basis. Although we occasionally sell our software to ASPs, we have limited experience selling our solutions to ASPs and may not be successful in generating revenue from this distribution channel. Moreover, the use of ASPs as a distribution channel may occur more rapidly than we anticipate, and we may not be able to compete effectively in this environment.

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

        Business disruptions could affect our future operating results. Our operating results and financial condition could be adversely affected in the event of a security breach, major fire, war, terrorist attack or other catastrophic event. Impaired access or significant damage to our data center at our headquarters in St. Paul, Minnesota due to such an event could cause a disruption of our information, research and development, and customer support systems and loss of financial data and certain customer data, which could adversely impact results of operations and business financial conditions.

Our future success depends on our ability to continue to retain and attract qualified personnel.

        We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. There is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. In September 2003, we announced that we are planning to outsource a portion of our research and development with a third party firm to be selected from several candidates located in India. We do not have experience with this type of outsourcing and may be unable to achieve the product development and economic efficiencies of this planned arrangement.

There are a large number of shares that may be sold in the market, which may depress our stock price.

        In December 2003, we announced that our Chairman and a founder, H. Richard Lawson, had entered into a selling plan to sell up to 924,000 shares of our stock over a period ending August 2004.

At that time, we also announced that TA Associates, a stockholder affiliated with one of our directors, David Lang, had entered into a selling plan to sell up to 2 million shares of our stock over a period ending May 2004. These stockholders may also elect to sell or transfer other shares apart from these selling plans. Other executive officers, directors or principal stockholders could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of November 30, 2003, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned approximately 20.8% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of November 30, 2003, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of November 30, 2003, we consider the reported amounts of these investments to be reasonable approximations of their values. Changes in the market interest rates will not have a material impact on our financial position.

        Through November 30, 2003, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

ITEM 4. CONTROLS AND PROCEDURES

        As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended we conducted an evaluation under the supervision and with the participation of the Company's management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of the Company's disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting that occurred during our most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        The Company is involved in various claims and legal actions in the normal course of business.

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

(d)
Use of Proceeds

        As of November 30, 2003, we held $143 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended November 30, 2003, we used $8.0 million for the acquisition of Apexion, $4.2 million for the acquisition of Closedloop, $1.0 million for capital expenditures and $0.2 million for repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a)
The Company held its Annual Meeting of Stockholders on October 30, 2003.

(b)
Pursuant to the election of the eight directors listed under Item 4 (c)(1), John J. Coughlan, David J. Eskra, David R. Hubers, Thomas G. Hudson, Richard D. Kreysar, David S. B. Lang, H. Richard Lawson, and Michael A. Rocca were each elected as directors for a term of one year.

(c)
The Company's stockholders voted on the following matters:

(1)
Election of eight directors. All directors proposed by the Board of Directors were elected.

Nominee	Votes For	Votes Withheld
John J. Coughlan	75,703,137	880,832
David J. Eskra	75,670,093	913,876
David R. Hubers	75,670,742	913,227
Thomas G. Hudson	75,416,756	1,167,213
Richard D. Kreysar	75,413,986	1,169,983
David S.B. Lang	75,665,270	918,699
H. Richard Lawson	75,748,422	835,547
Michael A. Rocca	75,669,029	914,940
  (2)
  The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company's independent auditors for the fiscal year ending May 31, 2004 (with 76,262,397 affirmative votes, 313,534 negative votes, and 8,038 votes abstaining).

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan .
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.
(b)
Reports on Form 8-K Filed during the three months ended November 30, 2003.

        On September 25, 2003 the Company furnished a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Items 7 and 12 that it issued a press release relating to fiscal 2004 first quarter financial results. The full text of the press release was set forth in an attached exhibit.

        On October 7, 2003 the Company filed a Current Report on Form 8-K with the Securities and Exchange Commission, reporting under Items 2 and 7 in connection with the acquisition Closedloop Solutions, Inc.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 8, 2004	LAWSON SOFTWARE, INC.
	By:	/S/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

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