Form 10-Q
period 2004-02-29
LAWSON SOFTWARE INC
filed 2004-04-12
CIK 1141517

QuickLinks -- Click here to rapidly navigate through this document

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE QUARTERLY PERIOD ENDED February 29, 2004
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

        The number of shares of the registrant's common stock outstanding as of April 7, 2004 was 98,374,425.

LAWSON SOFTWARE, INC.
Form 10-Q
Index

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED BALANCE SHEETS
(in thousands)
(unaudited)

	February 29, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$145,903	$153,071
Marketable securities	80,564	102,266
Trade accounts receivable, net	64,894	62,433
Deferred income taxes	14,526	14,373
Prepaid expenses and other assets	27,570	19,749

Total current assets	333,457	351,892
Long-term marketable securities	5,665	5,175
Property and equipment, net	18,211	21,364
Goodwill	43,315	31,410
Other intangible assets, net	18,420	12,533
Deferred income taxes	7,823	8,620
Other assets	821	1,215

Total assets	$427,712	$432,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$739	$896
Accounts payable	12,761	13,407
Accrued compensation and benefits	23,382	23,480
Other accrued liabilities	14,740	14,209
Deferred revenue and customer deposits	83,168	86,642

Total current liabilities	134,790	138,634
Long-term debt, less current portion	966	255
Other long-term liabilities	4,146	3,921

Total liabilities	139,902	142,810

Commitments and contingencies (Notes 3 and 7)
Stockholders' equity:
Preferred stock	—	—
Common stock	1,095	1,058
Additional paid-in capital	326,272	309,637
Treasury stock, at cost	(55,719)	(28,824)
Deferred stock-based compensation	(1,147)	(3,117)
Retained earnings	14,013	9,480
Accumulated other comprehensive income	3,296	1,165

Total stockholders' equity	287,810	289,399

Total liabilities and stockholders' equity	$427,712	$432,209

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)
(unaudited)

	Three Months Ended		Nine Months Ended
	February 29, 2004	February 28, 2003	February 29, 2004	February 28, 2003
Revenues:
License fees	$25,195	$14,219	$65,169	$51,343
Services	66,411	64,187	198,704	202,316

Total revenues	91,606	78,406	263,873	253,659
Cost of revenues:
Cost of license fees	3,911	3,110	11,990	9,888
Cost of services	34,258	33,956	100,090	107,696

Total cost of revenues	38,169	37,066	112,080	117,584

Gross profit	53,437	41,340	151,793	136,075
Operating expenses:
Research and development	16,940	14,298	47,132	43,888
Sales and marketing	23,615	23,950	68,111	77,266
General and administrative	9,090	4,691	28,400	21,194
Restructuring charges	—	470	2,210	6,293
Amortization of acquired intangibles	346	225	912	654

Total operating expenses	49,991	43,634	146,765	149,295

Operating income (loss)	3,446	(2,294)	5,028	(13,220)
Other income (expense):
Interest income	797	1,163	2,459	3,397
Interest expense	(18)	(34)	(56)	(111)

Total other income (expense)	779	1,129	2,403	3,286
Income (loss) before income taxes	4,225	(1,165)	7,431	(9,934)
Provision (benefit) for income taxes	1,648	(454)	2,898	(3,874)

Net income (loss)	$2,577	$(711)	$4,533	$(6,060)

Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.05	$(0.06)

Diluted	$0.02	$(0.01)	$0.04	$(0.06)

Shares used in computing net income (loss) per share:
Basic	98,650	99,239	98,472	98,179

Diluted	107,510	99,239	107,339	98,179

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)
(unaudited)

	Nine Months Ended
	February 29, 2004	February 28, 2003
Cash flows from operating activities:
Net income (loss)	$4,533	$(6,060)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	9,756	10,423
Deferred income taxes	—	2,824
Provision for doubtful accounts	2,967	223
Loss on the disposal of assets	149	—
Tax benefit from stockholder transactions	10,289	3,974
Tax commitment from exercise of stock options	(1,720)	(1,517)
Amortization of stock-based compensation	1,046	2,730
Amortization of discount and accretion of premium on marketable securities	566	531
Restructuring charges	2,210	6,293
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(4,805)	39,771
Prepaid expenses and other assets	(5,443)	(12,600)
Accounts payable	(795)	(9,431)
Accrued and other liabilities	(3,282)	(9,436)
Deferred revenue and customer deposits	(4,370)	(1,175)

Net cash provided by operating activities	11,101	26,550

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(16,269)	(7,823)
Purchases of marketable securities	(91,181)	(182,638)
Sales and maturities of marketable securities	111,604	223,733
Purchases of property and equipment	(3,830)	(4,802)

Net cash provided by investing activities	324	28,470

Cash flows from financing activities:
Principal payments on long-term debt	(726)	(933)
Exercise of stock options	8,638	6,186
Issuance of treasury shares for employee stock purchase plan	3,659	6,721
Repurchase of common stock	(30,164)	(6,050)

Net cash (used in) provided by financing activities	(18,593)	5,924

(Decrease) increase in cash and cash equivalents	(7,168)	60,944
Cash and cash equivalents at beginning of period	153,071	73,148

Cash and cash equivalents at end of period	$145,903	$134,092

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(in thousands, except per share data)
(unaudited)

1.     BASIS OF PRESENTATION

        The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.'s ("the Company's") consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items, except for those disclosed separately in the footnotes below. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The unaudited interim results of operations are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2004. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company's annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company's Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2003.

2.     STOCK-BASED COMPENSATION

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of Statement of Financial Accounting Standards ("SFAS") No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148, "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123".

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

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Net income (loss):
As reported	$2,577	$(711)	$4,533	$(6,060)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	257	628	637	1,666
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(2,010)	(1,594)	(5,296)	(5,170)

Pro forma net income (loss)	$824	$(1,677)	$(126)	$(9,564)

Net income (loss) per share:
Basic:
As reported	$0.03	$(0.01)	$0.05	$(0.06)
Pro forma	$0.01	$(0.02)	$—	$(0.10)
Diluted:
As reported	$0.02	$(0.01)	$0.04	$(0.06)
Pro forma	$0.01	$(0.02)	$—	$(0.10)

3.     ACQUISITIONS

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets", goodwill recorded as a result of the acquisition will be subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance the Company's focus on targeted vertical markets and to provide additional value-added products and services to its customers.

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

        On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited ("Numbercraft") for $3,729 in cash, net of cash acquired and $309 in notes payable. The excess purchase price over the fair value of the net tangible assets acquired of $4,829 was allocated to the following assets: $900 to acquired technology, $600 to a customer list, $300 to a non-compete clause and $3,029 to goodwill. The acquired technology, customer list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of three, four and three years, respectively. These amounts are based on preliminary estimates and are subject to refinement upon finalization of certain tax attributes. Additional cash payments ranging from zero to $8,600 are contingent upon the future performance of Numbercraft measured periodically through fiscal 2007. Any contingent consideration earned will be recorded as additional goodwill. During the nine months ended February 29, 2004, $400 of additional consideration was earned and recorded as additional goodwill. Numbercraft provided solutions for retailers and consumer packaged goods companies which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends.

        The following table presents the consolidated results of operations of the Company including Closedloop, which was acquired on September 30, 2003 and Armature Limited and Armature Group Limited (collectively Armature), which was acquired on June 28, 2002, on an unaudited pro forma basis as if the acquisitions had taken place at the beginning of the periods presented:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Total revenues	$91,606	$78,943	$264,533	$256,081
Net income (loss)	2,577	(1,847)	3,772	(8,967)
Income (loss) per share—basic	0.03	(0.02)	0.04	(0.09)
Income (loss) per share—diluted	0.02	(0.02)	0.04	(0.09)

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

4.     PER SHARE DATA

        Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflects the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants. Diluted net loss per share does not differ from basic loss per share for the three and nine months ended February 28, 2003, as 23,561 of potential common shares from conversion of stock options and warrants were anti-dilutive.

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Basic earnings per share computation:
Net income (loss)	$2,577	$(711)	$4,533	$(6,060)

Weighted average common shares—basic	98,650	99,239	98,472	98,179

Basic net income (loss) per share	$0.03	$(0.01)	$0.05	$(0.06)

Diluted earnings per share computation:
Net income (loss)	$2,577	$(711)	$4,533	$(6,060)

Shares calculation:
Weighted average common shares	98,650	99,239	98,472	98,179
Effect of dilutive stock options and warrants	8,860	—	8,867	—

Weighted average common shares—diluted	107,510	99,239	107,339	98,179

Diluted net income (loss) per share	$0.02	$(0.01)	$0.04	$(0.06)

5.     COMPREHENSIVE INCOME (LOSS)

        The following table presents the calculation of comprehensive income (loss):

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Net income (loss)	$2,577	$(711)	$4,533	$(6,060)
Unrealized loss on available-for-sale investments, net of taxes	(26)	(42)	(133)	(19)
Foreign currency translation adjustment	984	664	2,264	956

Comprehensive income (loss)	$3,535	$(89)	$6,664	$(5,123)

6.     RESTRUCTURING

Fiscal 2004 Restructuring

        In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2,250 for severance and related benefits. The plan resulted in the termination of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and administrative and sales and marketing, primarily in the United States. The Company expects to pay all remaining termination benefits during fiscal 2004.

        The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as of February 29, 2004, which are included in accrued compensation and benefits and other accrued liabilities:

Severance and related benefits
Fiscal 2004 provision for restructuring	$2,250
Cash payments	(2,159)

Balance, February 29, 2004	$91

Fiscal 2003 Restructuring

        During fiscal 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5,846, which included $4,691 of severance and related benefits and $1,155 for the closure and consolidation of facilities. The plan resulted in the termination of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. The Company expects to pay all remaining termination benefits during fiscal 2004. Cash payments related to lease obligations were made through October 2003. During the nine months ended February 29, 2004, the Company adjusted the reserve for $40 of employee costs, which the Company had determined would not be incurred.

        The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of February 29, 2004, which are included in accrued compensation and benefits and other accrued liabilities:

	Severance and related benefits	Facilities	Total
Balance, May 31, 2003	$299	$604	$903
Cash payments	(131)	(604)	(735)
Adjustments to provision	(40)	—	(40)

Balance, February 29, 2004	$128	$—	$128

Fiscal 2002 Restructuring

        During fiscal 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3,258, which included $2,943 for severance related benefits and $315 for the closure of a leased office facility. The plan resulted in the termination and payment of severance and related benefits to 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. Cash payments relating to facility closure liabilities are expected to extend through June 2005.

        The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as February 29, 2004, which are included in other accrued liabilities:

Facilities
Balance, May 31, 2003	$324
Cash payments	(90)

Balance, February 29, 2004	$234

7.     COMMITMENTS AND CONTINGENCIES

        The Company has contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $12,100, measured over various periods through fiscal 2007, based on the acquired company's future performance. Contingent consideration earned is recorded as additional goodwill.

        In February 2004, the Company entered into an offshore agreement with a third-party to provide software maintenance services. If the Company terminates the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges. Management is of the opinion that the agreement will not be terminated within the twenty-four month period.

        The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company's financial position, results of operations or cash flows. Notwithstanding management's belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

        The Company had a $25,000 revolving credit facility, which expired on September 30, 2003, at which time the Company had no amounts outstanding under the revolving credit facility and was in compliance with all covenants and restrictions under the credit facility. The Company elected not to renew this agreement.

8.     SUPPLEMENTAL CASH FLOW INFORMATION

        Cash paid for acquisitions during the nine months ended February 29, 2004 and February 28, 2003:

	Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003
Details of acquisitions:
Fair value of assets	$21,097	$8,140
Less liabilities assumed	(4,603)	(317)

Cash paid	16,494	7,823
Less cash acquired	(225)	—

Net cash paid for acquisitions	$16,269	$7,823

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

        The Company markets its products and services through the Company's offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France and the Netherlands. The following table presents revenues and long-lived assets summarized by geographic region:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Revenues:
Domestic operations	$84,692	$73,790	$245,474	$237,473
International operations	6,914	4,616	18,399	16,186

Consolidated	$91,606	$78,406	$263,873	$253,659

	Feb. 29, 2004	May 31, 2003
Long-lived assets:
Domestic operations	$62,481	$54,373
International operations	17,465	10,934

Consolidated	$79,946	$65,307

        The following table presents revenues for license fees, maintenance and consulting services:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Components of revenues:
License fees	$25,195	$14,219	$65,169	$51,343
Services:
Maintenance	38,290	36,449	113,866	106,488
Consulting	28,121	27,738	84,838	95,828

Total services	66,411	64,187	198,704	202,316

Total revenues	$91,606	$78,406	$263,873	$253,659

10.   COMMON STOCK

Repurchase of Shares

        In June 2003, the Company's Board of Directors authorized the repurchase of up to $50,000 worth of the Company's common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchase will be funded primarily from proceeds and tax benefits derived from the Company's stock option and employee stock purchase plans, supplemented with portions of available cash from operations. The repurchased shares will be used for general corporate purposes. No time limit has been set for the completion of the program. During the nine months ended February 29, 2004, 3,742 shares were repurchased for $30,164.

Stock Warrant

        In January 2004, a stock warrant issued in 2000, with a four-year life, was exercised by its holder. The warrant allowed the holder to purchase 1,248 shares of the Company's common stock at an exercise price of $4.64. The warrant was exercised on a net basis, resulting in the issuance of 616 shares of common stock from treasury, which resulted in a $1,428 reduction to additional paid-in capital.

11.   NEW ACCOUNTING PRONOUNCEMENTS

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB 101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables". Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in Securities and Exchange Commission Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Since the Company's revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on the Company's consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued Interpretation No. ("FIN") 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest, or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. The Company currently has no contractual relationship or other business relationship with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on its consolidated financial position, results of operations or cash flows.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

        In addition to historical information, this Quarterly Report on Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents the Company files from time to time with the Securities and Exchange Commission.

Business Overview

        We are a provider of enterprise software solutions that help services organizations in the healthcare, retail, professional services, public sector, financial services, and other emerging markets achieve competitive advantage. We derive revenues from licensing software solutions and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Additionally, we generate a portion of our revenues from reselling our software solutions through third-party vendors. We have offices and affiliates serving North and South America, Europe, Asia, Africa and Australia.

        Management's initiatives include driving revenue growth and profitability, adding more industry specific products and expertise to improve customer experience, cost structure and productivity improvements, strategic capital investments which return new development tools and enhanced technology skills, and maintaining a strong balance sheet and financial metrics.

        We consider the following to be important in executing on the above initiatives and in understanding our operating performance and financial position:

  •
  The demand for enterprise software solutions is affected by general economic conditions, competition, product acceptance and technology lifecycles. During the past two years, an unsettled business environment caused many customers and prospective customers to reduce overall technology spending which reduced the number of new software licenses we sold, the average sales price for these licenses and the need for our services. As a result, in each of the last two fiscal years and during the first half of this year we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for workforce reductions, facility closures, and consolidation charges.

  •
  Three strategic acquisitions completed during the first half of fiscal 2004 have enhanced our focus on targeted industry markets and will provide additional value-added products and services to our customers. We will continue to pursue acquisition opportunities that accelerate product verticalization and add highly skilled personnel.

  •
  During fiscal 2004, we embarked on operational initiatives focusing on efficiency of our research and development efforts and improving productivity and customer experience through a realignment of our internal core business systems and processes. These corporate initiatives are expected to drive both quality and process improvement across the organization after the initial implementation period, which could be up to one year.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Condensed Consolidated Financial Statements contained herein describes our significant accounting polices used in the preparation of the condensed consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debts, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates under different assumptions or conditions.

        We believe the critical accounting polices listed below affect significant judgments and estimates used in the preparation of our condensed consolidated financial statements.

        Revenue Recognition.    We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", as well as Technical Practice Aids issued from time to time by the American Institute of Certified Public Accountants, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include services that are essential to the functionality of our software products are recognized using contract accounting using the percentage-of-completion methodology based on labor hours input. Software arrangements, which include fixed-fee service components are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements have been delivered.

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

        Sales Returns and Allowances.    Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on license and services in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors.

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

        We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. We have not recorded a valuation allowance as of February 29, 2004, as we expect to be able to utilize all of our net deferred tax assets. The ability to utilize our net deferred tax assets is solely dependent on our ability to generate future taxable income. In the event that we adjust our estimates of future taxable income, we may need to establish a valuation allowance, which could materially adversely impact our financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimable and probable.

Results of Operations

        The following table sets forth certain line items in our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	Feb. 29, 2004	Feb. 28, 2003	Feb. 29, 2004	Feb. 28, 2003
Revenues:
License fees	27.5%	18.1%	24.7%	20.2%
Services	72.5	81.9	75.3	79.8

Total revenues	100.0	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.3	4.0	4.6	3.9
Cost of services	37.4	43.3	37.9	42.5

Total cost of revenues	41.7	47.3	42.5	46.4
Gross profit	58.3	52.7	57.5	53.6
Operating expenses:
Research and development	18.5	18.2	17.9	17.3
Sales and marketing	25.8	30.5	25.8	30.4
General and administrative	9.9	6.0	10.8	8.3
Restructuring charges	—	0.6	0.8	2.5
Amortization of acquired intangibles	0.3	0.3	0.3	0.3

Total operating expenses	54.5	55.6	55.6	58.8

Operating income (loss)	3.8	(2.9)	1.9	(5.2)
Other income (expense)	0.8	1.4	0.9	1.3

Income (loss) before income taxes	4.6	(1.5)	2.8	(3.9)
Provision (benefit) for income taxes	1.8	(0.6)	1.1	(1.5)

Net income (loss)	2.8%	(0.9)%	1.7%	(2.4)%

Three Months Ended February 29, 2004 Compared To Three Months Ended February 28, 2003

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Total revenues increased to $91.6 million for the three months ended February 29, 2004 from $78.4 million for the three months ended February 28, 2003, representing an increase of 16.8%. The increase consisted of an $11.0 million increase in license fees and a $2.2 million increase in services revenues.

        License Fees.    Revenues from license fees increased to $25.2 million for the three months ended February 29, 2004 from $14.2 million for the three months ended February 28, 2003, representing an increase of 77.2%. The increase reflects improvements in our sales execution, continued focus on our vertical strategy, and improved market conditions. The average overall selling price of our licensing transactions increased 43.6% along with an increase in the number of licensing transactions. Revenues from license fees as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 27.5% and 18.1%, respectively.

        Services.    Revenues from services increased to $66.4 million for the three months ended February 29, 2004 from $64.2 million for the three months ended February 28, 2003, representing an increase of 3.5%. Maintenance revenue increased $1.8 million largely due to an expanded customer base from new contracts closed since the prior year period, combined with price increases. In addition, consulting revenues increased by $0.4 million mainly due to added consulting opportunities, offset by a decrease in average consulting rates. Services revenues as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 72.5% and 81.9%, respectively, reflecting a lower proportion of services revenues to total revenues compared to last year.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees increased to $3.9 million for the three months ended February 29, 2004 from $3.1 million for the three months ended February 28, 2003, representing an increase of 25.8%. The increase was primarily due to a $0.4 million increase in third-party costs and a $0.4 million increase in amortization of acquired software related to our acquisitions. Cost of license fees as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 4.3% and 4.0%, respectively. Gross margin on revenues from license fees was 84.5% and 78.1% for the three months ended February 29, 2004 and February 28, 2003, respectively. Gross margin on license fees increased primarily due to an increase in the mix of our components, which carry higher margins compared with third-party components, partially offset by the amortization of acquired technology.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers. Cost of services was $34.3 million for the three months ended February 29, 2004 compared to $34.0 million for the three months ended February 28, 2003, representing an increase of 0.9%. The slight increase in cost of services was due to the net effect of a $1.1 million increase in employee costs partially offset by a $0.8 million decrease in third-party costs. The net increase in employee costs was due to an increase in employee compensation, partially offset by our workforce reductions and attrition. Cost of services as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 37.4% and 43.3%, respectively. Gross margin on services revenues was 48.4% and 47.1% for the three months ended February 29, 2004 and February 28, 2003, respectively. Gross margin on services increased primarily due to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses increased to $16.9 million for the three months ended February 29, 2004 from $14.3 million for the three months ended February 28, 2003, representing an increase of 18.5%. The increase was primarily due to a $1.4 million net increase in employee costs related primarily to incentives and merit increases and additional compensation expense due to increased headcount related to acquisitions, partially offset by our workforce reductions and attrition. We also experienced a $1.2 million increase in costs related to the integration of acquisitions and corporate initiatives designed to improve efficiency.

Research and development expenses as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 18.5% and 18.2%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company. Sales and marketing expenses decreased to $23.6 million for the three months ended February 29, 2004 from $24.0 million for the three months ended February 28, 2003, representing a decrease of 1.4%. The decrease was primarily due to a $1.0 million decrease in expenses due to cost containment initiatives, a $0.2 million net decrease in employee costs due to our workforce reductions and attrition, partially offset by an increase in incentives and merit increases. These decreases are partially offset by a $1.3 million increase in marketing program costs. Sales and marketing expenses as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 25.8% and 30.5%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses increased to $9.1 million for the three months ended February 29, 2004 from $4.7 million for the three months ended February 28, 2003, representing an increase of 93.8%. General and administrative expenses in the same prior year period were unusually low due to a $1.3 million reversal of bad debt expense reflecting decreased reserve needs as a result of our collection history. For the three months ended February 29, 2004, we recorded bad debt expense of $0.6 million reflecting an increase in the accounts receivable reserve for aged receivables, which resulted in a $1.9 million increase over the comparable period last year. Other increases in the three months ended February 29, 2004 include a $0.7 million asset impairment charge related to a discontinued project, a $0.7 million increase in costs related to corporate initiatives designed to improve efficiency, a $0.3 million increase in legal fees and a $0.2 million increase in rent. In addition, net employee costs increased $0.2 million due to incentives and merit increases, partially offset by a decrease in stock compensation expense primarily resulting from the expiration of unvested options related to employee terminations resulting from workforce reductions. The remaining increase is due to the net effect of other individually insignificant items. General and administrative expenses as a percentage of total revenues for the three months ended February 29, 2004 and February 28, 2003 were 9.9% and 6.0%, respectively.

        Restructuring charges.    For the three months ended February 29, 2004, we did not incur any restructuring charges although we made cash payments of $0.3 million related to charges incurred in prior quarters for terminated employees and facility closure liabilities. See Note 6 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the nine months ended February 29, 2004.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.3 million and $0.2 million for the three months ended February 29, 2004 and February 28, 2003, respectively, consisted of amortization expense related to acquired intangible assets other than acquired technology which is amortized to cost of license fees.

Other Income (Expense), Net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments decreased to $0.8 million for the three months ended February 29, 2004 from $1.1 million for the three months ended February 28, 2003. The reduction in interest income resulted from a realignment in our investment strategy to shorter-term lower-yielding investments.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $1.6 million for the three months ended February 29, 2004 compared to a benefit of $0.5 million for the three months ended February 28, 2003. Our tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective tax rate was 39.0% the three months ended February 29, 2004 and February 28, 2003.

Nine Months Ended February 29, 2004 Compared To Nine Months Ended February 28, 2003

Revenues

        Total Revenues.    Total revenues increased to $263.9 million for the nine months ended February 29, 2004 from $253.7 million for the nine months ended February 28, 2003, representing an increase of 4.0%. The increase in total revenues consisted of a $13.8 million increase in license fees partially offset by a $3.6 million decrease in services revenues.

        License Fees.    Revenues from license fees increased to $65.2 million for the nine months ended February 29, 2004 from $51.3 million for the nine months ended February 28, 2003, representing an increase of 26.9%. The revenue increase occurred primarily in the most recent three months compared to last year, as market conditions showed improvements in the level of information technology spending and our sales execution improved. The average overall selling price of our licensing transactions during the nine months ended February 29, 2004 increased 24.4%, although we experienced a decrease in the number of licensing transactions over the comparable period last year. Revenues from license fees as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 24.7% and 20.2%, respectively, reflecting the increase in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $198.7 million for the nine months ended February 29, 2004 from $202.3 million for the nine months ended February 28, 2003, representing a decrease of 1.8%. Consulting revenues decreased $11.0 million primarily as a result of fewer consulting and training opportunities during the first six months of fiscal 2004. This decrease in consulting revenues was due to lower license sales in the preceding fiscal quarters. This decline was partially offset by a $7.4 million increase in maintenance revenue largely due to an expanded customer base from new contracts closed since the prior year period, combined with price increases. Services revenues as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 75.3% and 79.8%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees increased to $12.0 million for the nine months ended February 29, 2004 from $9.9 million for the nine months ended February 28, 2003, representing an increase of 21.3%. The increase was largely due to a $1.1 million increase in third-party costs and a $0.8 million increase in amortization of acquired software related to our acquisitions. Cost of license fees as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 4.6% and 3.9%, respectively. Gross margin on revenue from license fees was 81.6% and 80.7% for the nine months ended February 29, 2004 and February 28, 2003, respectively. Gross margin on license fees increased primarily due to the increase in the mix of our components, which typically carry higher margins compared with third-party components, partially offset by the amortization of acquired technology.

        Cost of Services.    Cost of services decreased to $100.1 million for the nine months ended February 29, 2004 from $107.7 million for the nine months ended February 28, 2003, representing a decrease of 7.1%. The decrease in cost of services was primarily due to a $3.7 million decrease in third-

party costs as a result of a lower proportion of third-party services in our revenue mix, a $1.3 million decrease in expenses due to cost containment initiatives, a $0.7 million decrease in travel costs and a $1.7 million net decrease in employee costs due to our workforce reductions and attrition, offset slightly by an increase in employee costs due to an increase in employee compensation. Cost of services as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 37.9% and 42.5%, respectively. The decrease in cost of services as a percentage of total revenues was due to the above cost containment initiatives. Gross margin on services revenues were 49.6% and 46.8% for the nine months ended February 29, 2004 and February 28, 2003, respectively. Gross margin on services increased primarily due to the increase in maintenance revenue in proportion to consulting revenue.

Operating Expenses

        Research and Development.    Research and development expenses increased to $47.1 million for the nine months ended February 29, 2004 from $43.9 million for the nine months ended February 28, 2003, representing an increase of 7.4%. The increase was primarily due to a $1.7 million net increase in employee costs mainly related to incentives and merit increases and a $1.4 million increase in costs related to the integration of acquisitions and corporate initiatives designed to improve efficiency. Research and development expenses as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 17.9% and 17.3%, respectively.

        Sales and Marketing.    Sales and marketing expenses decreased to $68.1 million for the nine months ended February 29, 2004 from $77.3 million for the nine months ended February 28, 2003, representing a decrease of 11.8%. The decrease was primarily the result of a $4.2 million decrease in expenses due to cost containment initiatives, a $2.7 million net decrease in employee costs as a result of our workforce reductions and attrition, partially offset by an increase in incentives and merit increases and a $1.0 million decrease in marketing program costs. The remaining decrease is due to the net effect of other individually insignificant items. Sales and marketing expenses as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 25.8% and 30.4%, respectively.

        General and Administrative.    General and administrative expenses increased to $28.4 million for the nine months ended February 29, 2004 from $21.2 million for the nine months ended February 28, 2003, representing an increase of 34.0%. The increase was primarily due to a $2.7 million increase in bad debt expense reflecting an increase in the accounts receivable reserve for aged receivables, a $2.1 million increase relating to the resolution of certain claims and other legal related expenses, a $1.3 million increase in costs related to corporate initiatives designed to improve efficiency and a $0.5 million increase in insurance costs. These increases are partially offset by a $0.7 million decrease in expenses due to a prior year period lease termination fee that did not occur in the current year to date period and a $0.4 million decrease in audit expenses due primarily to prior year costs related to the Armature acquisition that did not occur in the current year to date period. Other decreases include a $0.2 million net decrease in employee costs related to a decrease in stock compensation expense primarily resulting from the expiration of unvested options related to employee terminations resulting from workforce reductions, partially offset by incentives and merit increases. The remaining net increase is due to the net effect of other individually insignificant items. General and administrative expenses as a percentage of total revenues for the nine months ended February 29, 2004 and February 28, 2003 were 10.8% and 8.3%, respectively.

        Restructuring charges.    For the nine months ended February 29, 2004, we recorded net restructuring charges of $2.2 million including $2.3 million for the fiscal 2004 restructuring plan and a reversal of $0.04 million for the fiscal 2003 restructuring plan related to certain employee costs, which we determined would not be incurred. In September 2003, we approved the fiscal 2004 restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The plan resulted in the termination of 93 employees in the second quarter of fiscal 2004 from various functions including research and development, general and administrative and sales and marketing primarily in the United States.

        Although the fiscal 2003 and 2002 restructuring plans have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the nine months ended February 29, 2004, we made cash payments of $3.0 million, which reduced plan liabilities included in accrued compensation and benefits and other accrued liabilities. See Note 6 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the nine months ended February 29, 2004.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.9 million and $0.7 million for the nine months ended February 29, 2004 and February 28, 2003 consisted of amortization expense related to acquired intangible assets other than acquired technology which is amortized to cost of license fees.

Other Income (Expense), Net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments decreased to $2.4 million for the nine months ended February 29, 2004 from $3.3 million for the nine months ended February 28, 2003. The reduction in interest income resulted from a realignment in our investment strategy to shorter-term lower-yielding investments and from a reduced investment base following the funding of acquisitions and stock repurchases.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $2.9 million for the nine months ended February 29, 2004 compared to an income tax benefit of $3.9 million for the nine months ended February 28, 2003. Our income tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective tax rate was 39.0% for the nine months ended February 29, 2004 and February 28, 2003.

Acquisitions

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the unaudited condensed consolidated statements of operations since the acquisition date. In accordance with SFAS No. 142, goodwill recorded as a result of these acquisitions will be subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our customers.

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

        On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. The final purchase price allocation is based on preliminary estimates and is subject to refinement upon finalization of certain tax attributes. Additional cash payments ranging from zero to $8.6 million are contingent upon the future performance of Numbercraft measured periodically through fiscal 2007. Any contingent consideration earned will be recorded as additional goodwill. During the nine months ended February 29, 2004, $0.4 million of additional consideration was earned and recorded as additional goodwill. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and customer trends.

Liquidity and Capital Resources

        As of February 29, 2004, we had $232.1 million in cash, cash equivalents and marketable securities and $198.7 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our customers. Days sales outstanding, which is calculated as outstanding receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 64 and 70, respectively, for the three months ended February 29, 2004 and February 28, 2003. The decrease was due primarily to an increase in revenues and improved collections in the three months ended February 29, 2004 compared to the same prior year period. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

Cash flows provided by operating activities:

        Cash flows provided by operating activities of $11.1 million for the nine months ended February 29, 2004 consisted of net income, net non-cash items of $25.3 million, offset by uses of cash for working capital, principally accounts receivable, prepaid expenses, accrued liabilities and deferred revenue and customer deposits. Accounts receivable increased $4.8 million due to an increase in products billed with payment terms that extended beyond the end of the quarter. Prepaid expenses increased $5.4 million due to tax benefits related to stock option activity, partially offset by an increase in the tax liability due to quarterly earnings. Accrued liabilities decreased $3.3 million due to the payment of fiscal 2003 bonuses and incentives. Deferred revenue and customer deposits decreased $4.4 million due primarily to decreased maintenance payments received prior to the support period and a decrease in the sales returns and allowances reserve due to the resolution of certain product claims.

        Cash flows provided by operating activities of $26.6 million for the nine months ended February 28, 2003 consisted of net non-cash items of $25.5 million, partially offset by a net loss, and changes in accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities. The decrease in accounts receivable reflected collection from a number of customers with extended payment terms and a reduction in license fee revenues reflective of the downturn in the economic climate. Prepaid expenses increased $12.6 million due to tax benefits related to stock option activity and cumulative net losses. Accounts payable decreased $9.4 million due primarily to the Employee Stock Purchase Plan ("ESPP") purchase during the first quarter of fiscal 2003, a decrease in accounts payable due to the timing of payments and a decrease in sales tax payable due to a decrease in revenues. Accrued liabilities decreased $9.4 million due mainly to severance payouts related to the fiscal 2002 and fiscal 2003 restructuring plans and a decrease in third-party license fees due to the decline in revenues.

Cash flows provided by investing activities:

        Cash flows provided by investing activities of $0.3 million for the nine months ended February 29, 2004 consisted of net sales of marketable securities of $20.4 million, partially offset by cash usage of $16.3 million for the acquisitions of Numbercraft, Apexion and Closedloop and the purchases of property and equipment for $3.8 million. Marketable securities decreased due to a realignment in our investment strategy to shorter-term investments, coinciding with cash needed to fund acquisitions.

        Cash flows provided by investing activities of $28.5 million for the nine months ended February 28, 2003 consisted of net sales of marketable securities of $41.1 million, partially offset by cash usage of $7.8 million for the acquisition of Armature and the purchases of property and equipment for $4.8 million. Marketable securities decreased due to a realignment in our investment strategy to shorter-term investments, coinciding with cash needed to fund acquisitions and stock repurchases. We have generally funded capital expenditures through cash flows generated from operations and stockholder transactions.

Cash flows (used in) provided by financing activities:

        Cash flows used in financing activities of $18.6 million for the nine months ended February 29, 2004 reflects $30.2 million used to repurchase shares of our common stock and $0.7 million used for repayment of debt, offset by $8.6 million received from the exercise of stock options and $3.7 million from employee contributions to our employee stock purchase plan completed through the issuance of treasury shares.

        Cash flows provided by financing activities of $5.9 million for the nine months ended February 28, 2003 consisted of $6.7 million from employee contributions to our employee stock purchase plan completed through the issuance of treasury shares, $6.2 million received from the exercise of stock options, offset by $6.1 million for the repurchase of common stock and $0.9 million for the repayment of debt.

Contingent cash commitments

        We have contingent consideration agreements related to the acquisitions of Keyola in April 2002, Numbercraft in July 2003, and Apexion in October 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $1.5 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Additional cash payments ranging from zero to $8.6 million are contingent upon future performance of Numbercraft measured periodically through fiscal 2007. Additional cash payments ranging from zero to $2.0 million are contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. During the nine months ended February 29, 2004, $0.4 million of additional consideration was earned under the Numbercraft agreement and recorded as additional goodwill.

        In February 2004, we entered into an offshore agreement with a third-party to provide software maintenance services. If we terminate the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges. At this time, we do not expect to terminate the agreement within the twenty-four month period.

Repurchase of common shares

        In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million worth of our common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. During the nine months ended February 29, 2004, we repurchased 3.7 million shares for $30.2 million. The repurchased shares will be used for general corporate purposes. No time limit has been set for the repurchase program.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations at February 29, 2004, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods:

(In millions)	Total	Remaining Amount in Fiscal 2004	1-3 Years	After 3 Years
Operating leases	$77.1	$3.9	$23.8	$49.4
Debt	1.7	0.1	1.6	—

Total	$78.8	$4.0	$25.4	$49.4

        We believe that cash flow from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines. These acquisitions may be funded using available cash, equity, debt or a combination of these sources.

New Accounting Pronouncements

        In December 2003, the Securities and Exchange Commission issued Staff Accounting Bulletin No. 104 ("SAB 104"), "Revenue Recognition". SAB 104 supercedes SAB 101, "Revenue Recognition in Financial Statements". SAB 104's primary purpose is to rescind accounting guidance contained in SAB

101 related to multiple element revenue arrangements, superceded as a result of the issuance of Emerging Issues Task Force ("EITF 00-21"), "Accounting for Revenue Arrangements with Multiple Deliverables". Additionally, SAB 104 rescinds the SEC's Revenue Recognition in Financial Statements Frequently Asked Questions and Answers ("the FAQ") issued with SAB 101 that had been codified in Securities and Exchange Commission Topic 13, "Revenue Recognition". Selected portions of the FAQ have been incorporated into SAB 104. While the wording of SAB 104 has changed to reflect the issuance of EITF 00-21, the revenue recognition principles of SAB 101 remain largely unchanged by the issuance of SAB 104. Since our revenue recognition practices previously conformed to the interpretations codified by SAB No. 104, adoption did not have a material effect on our consolidated financial position, results of operations or cash flows.

        In January 2003, the FASB issued FIN No. 46, "Consolidation of Variable Interest Entities, an Interpretation of Accounting Research Bulletin No. 51". FIN No. 46 requires certain variable interest entities, or VIEs, to be consolidated by the primary beneficiary of the entity if the equity investors in the entity do not have the characteristics of a controlling financial interest or do not have sufficient equity at risk for the entity to finance its activities without additional subordinated financial support from other parties. In December 2003, the FASB issued FIN No. 46-R, "Consolidation of Variable Interest Entities", which represents a revision to FIN No. 46. The provisions of FIN No. 46-R are effective for interests in VIEs as of the first interim or annual period ending after December 15, 2003. We currently have no contractual relationship or other business relationships with a variable interest entity and therefore the adoption of FIN No. 46 or FIN No. 46-R did not have a material effect on our consolidated financial position, results of operations or cash flows.

Factors That May Affect Future Results or the Market Price of Our Stock

        An investment in our common stock involves a high degree of risk. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q and Management's Discussion and Analysis of Financial Condition and Results of Operations for the fiscal year ended May 31, 2003 contained in our Annual Report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events, which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

A continuing reduction in information technology spending may decrease our revenues, lower our growth rate or adversely affect our operating results.

        During the first nine months of fiscal 2004, our license revenue was higher than in the same period the prior fiscal year. However, prospective customers continue to delay or cancel their information technology projects, or purchase individual products, rather than multi-product suites or systems. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. The decline in and volatility of technology spending, terrorist activity, Middle East conflicts, and threats of hostilities elsewhere may cause our customers to continue to reduce or eliminate their information technology spending, which could substantially reduce the number of new software licenses we sell, the average sales price for these licenses and the need for our services. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, are difficult to predict. In fiscal 2002, 2003 and 2004, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges. We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available or sufficient to offset revenue declines.

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

        There has been ongoing public debate whether employee stock option and employee stock purchase plans shares should be treated as a compensation expense and, if so, how to properly value such charges. If we elected or were required to record an expense for our stock-based compensation plans using the fair value method, we could have material accounting charges. Although we are not currently required to record any compensation expense using the fair value method in connection with option grants that have an exercise price at or above fair market value and for shares issued under our employee stock purchase plan, it is possible that future laws or regulations will require us to treat all stock-based compensation as compensation expense using the fair value method. Note 2 of the Notes to Condensed Consolidated Financial Statements describes the pro forma impact of a change to fair market value accounting on earnings and earnings per share for the three and nine months ended February 29, 2004 and February 28, 2003.

A number of our competitors are well-established software companies that have advantages over us.

        We face competition from a number of software companies that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, People Soft, Inc. and SAP AG, all of which have larger installed customer bases. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

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

        Our core technologies face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our solutions. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate or respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

        Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints following installation of our products. We are currently a defendant in several lawsuits where clients have raised these types of issues with our products and services. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. These conditions increase the risk that we could experience, among other things:

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

        As part of our business strategy, we intend to pursue strategic acquisitions. We may be unable to identify suitable acquisitions or investment candidates. Even if we identify suitable candidates, we cannot provide assurance that we will be able to make acquisitions or investments on commercially acceptable terms. If we acquire a company, we may incur losses in the operations of that company and we may have difficulty integrating its products, personnel and operations into our business. In addition, its key personnel may decide not to work for us. We may also have difficulty integrating acquired businesses, products, services and technologies into our operations. These difficulties could disrupt our ongoing business, distract our management and workforce, increase our expenses and adversely affect our operating results. We may also incorrectly judge the value or worth of an acquired company or business. Furthermore, we may incur significant debt or be required to issue equity securities to pay for future acquisitions or investments. The issuance of equity securities may be dilutive to our stockholders. If the products of an acquired company are not successful, those remaining assets could become impaired, which may result in an impairment loss that could materially adversely impact our financial position and results of operations.

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

        We act as an application service provider for only portions of our products acquired through recent acquisitions. Revenues from these arrangements are not material. Some businesses choose to access enterprise software applications through application service providers, or ASPs, which are businesses that host applications and provide access to software on a subscription basis. Although we occasionally sell our software to ASPs, we have limited experience selling our solutions to ASPs and may not be successful in generating revenue from this distribution channel. Moreover, the use of ASPs as a distribution channel may occur more rapidly than we anticipate, and we may not be able to compete effectively in this environment.

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, to date we hold one patent and have filed three patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to customers, we provide source code for many of our products. We may also permit customers to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

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

        We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our customer service may be degraded. There is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. In February 2004, we entered into an offshore agreement with a third-party to provide software maintenance services. We do not have experience with this type of outsourcing and may be unable to achieve the product development and economic efficiencies of this arrangement.

There are a large number of shares that may be sold in the market, which may depress our stock price.

        In December 2003, we announced that our Chairman and a founder, H. Richard Lawson, had entered into a selling plan to sell up to 924,000 shares of our stock over a period ending August 2004. Mr. Lawson may also elect to sell or transfer other shares apart from this selling plan. Other executive officers, directors or principal stockholders could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of February 29, 2004, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 18.7% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

        Currently, we have minimal monetary assets, liabilities and operating expenses denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency rate risk, the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, "Accounting for Derivative Instruments and Hedging Activities-Deferral of the Effective Date of FASB Statement No. 133-an amendment of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities-an amendment of FASB Statement No. 133", could have a material impact on our operating results.

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting principally of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of February 29, 2004, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of February 29, 2004, we consider the reported amounts of these investments to be reasonable approximations of fair values. Changes in the market interest rates will not have a material impact on our financial position.

        Through February 29, 2004, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

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

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

        We are party to various legal disputes and proceedings arising during the ordinary course of business. In the opinion of management, resolution of these matters is not expected to have a material adverse effect on our financial position, results of operations or cash flows. Notwithstanding our belief, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows.

ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES

(c)
Exemption from Registration Claimed

        Between December 1, 2003 and February 29, 2004, we sold 158,000 shares of common stock to an employee pursuant to the exercise of outstanding stock options for an aggregate consideration of $85,889 in reliance upon Rule 701 of the Securities Act of 1933, as amended.

(d)
Use of Proceeds

        As of February 29, 2004, we held $141.6 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended February 29, 2004, we used $1.4 million for capital expenditures and $0.3 million for repayment of debt.

(e)
Issuer Purchases of Equity Securities

        The following table provides information as of February 29, 2004 with respect to the shares of common stock repurchased by the Company during the third quarter of fiscal 2004 (in thousands except per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Maximum Number (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
December 1, 2003 to December 31, 2003	252.7	$8.41	252.7	$28,962
January 1, 2004 to January 31, 2004	469.8	9.02	469.8	24,724
February 1, 2004 to February 29, 2004	548.8	8.91	548.8	19,834

Total	1,271.3		1,271.3

(1)
In June 2003, the Company's Board of Directors authorized the repurchase of up to $50.0 million worth of the Company's common shares. No time limit has been set for the completion of the plan.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

        None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

        None

ITEM 5. OTHER INFORMATION

        None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)
Exhibits
10.6(1)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International holdings LTD, Inc. and its Affiliates.
10.7	Master Offshore Agreement, effective February 1, 2004, between the Company and Xansa (India) Ltd.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

        (1)   Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 22b-2 under the Securities Exchange Act of 1934, as amended.

(b)
Reports on Form 8-K filed during the three months ended February 29, 2004.

        On December 11, 2003, the Company filed a Current Report on Form 8-K/A, amending Item 7 of its Current Report on Form 8-K filed October 6, 2003, to include pro forma and financial information in connection with the Company's acquisition of Closedloop Solutions, Inc., as required under Item 7.

        On December 18, 2003, the Company furnished a Current Report on Form 8-K, reporting under Items 7 and 12 that it issued a press release relating to fiscal 2004 second quarter financial results. The full text of the press release was set forth in an attached exhibit.

SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 12, 2004	LAWSON SOFTWARE, INC.
	By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS
10.6	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International holdings LTD, Inc. and its Affiliates.
10.7	Master Offshore Agreement, effective February 1, 2004, between the Company and Xansa (India) Ltd.
31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.
31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.
32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

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
  ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK
  ITEM 4. CONTROLS AND PROCEDURES
PART II. OTHER INFORMATION
  ITEM 1. LEGAL PROCEEDINGS
  ITEM 2. CHANGES IN SECURITIES, USE OF PROCEEDS AND ISSUER PURCHASES OF EQUITY SECURITIES
  ITEM 3. DEFAULTS UPON SENIOR SECURITIES
  ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
  ITEM 5. OTHER INFORMATION
  ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K
SIGNATURES
EXHIBIT INDEX