Form 10-K
period 2004-05-31
LAWSON SOFTWARE INC
filed 2004-07-29
CIK 1141517

Use these links to rapidly review the document
LAWSON SOFTWARE, INC. Form 10-K Index
Part IV

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED MAY 31, 2004
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
Preferred Stock Purchase Rights

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

        The aggregate market value of the voting and non-voting common stock held by non-affiliates of the Registrant, based upon the closing sale price of Common Stock on November 28, 2003 as reported on the Nasdaq National Market, was approximately $682,771,900.

        The number of shares of the registrant's common stock outstanding on July 19, 2004 was 98,144,729.

DOCUMENTS INCORPORATED BY REFERENCE

        Portions of the Proxy Statement for Registrant's 2004 Annual Meeting of Stockholders to be held October 28, 2004 are incorporated by reference in Part III of this Form 10-K Report.

LAWSON SOFTWARE, INC.
Form 10-K
Index

Forward-Looking Statements

        In addition to historical information, this Annual Report on Form 10-K contains forward-looking statements. The forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. The forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock." Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. The Company undertakes no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the risk factors described in this Annual Report on Form 10-K and in other documents the Company files from time to time with the Securities and Exchange Commission.

Part I

Item 1. Business

General

        We provide business application software, services and support to specific service industries. Our software includes financials, human resources, procurement, healthcare supply chain, distribution, retail operations, service process optimization, and enterprise performance management applications designed to help manage, analyze and improve our clients' businesses. Our applications automate and integrate critical business processes, facilitating collaboration among our clients and their partners, suppliers and employees. Our consulting services primarily help our clients implement their Lawson applications. Our support services provide ongoing maintenance and assistance to our clients.

        Founded in 1975, we have more than 2,000 clients, primarily in the following markets: healthcare, government and education, retail, financial services (including banking, insurance and other financial services), and professional services.

        We generate revenue through license fees and fees for consulting, training and implementation services and client support and maintenance. We market and sell our software and services primarily through a direct sales force, which is augmented by channel partners and resellers.

        Lawson Software is a Delaware corporation. In February 2001, we were reincorporated through a merger with our predecessor, Lawson Associates, Inc., a Minnesota corporation, which was incorporated in 1975. Our principal executive office is located at 380 Saint Peter Street, St. Paul, Minnesota 55102-1302. Our telephone number is (651) 767-7000, and our website is www.lawson.com.

Our Software

        We provide business application software that automates and improves the business processes of our clients. The open architecture of our software gives clients a choice to deploy a pre-configured, industry-tailored application or customize the application quickly and easily to conform to the client's unique business processes. The benefits of our software include:

  •
  Automation, Collaboration, and Analysis. Our software automates business processes, enables collaboration among process participants and delivers detailed analyses of process results. In addition, our software suites can be integrated to deliver broader benefits to an organization. For example, our service process optimization software enables appropriate staff to assess critical information on service projects. Managers can easily identify and assign the appropriate personnel to projects based on skills and availability. Personnel can enter their time and expenses associated with a project into our service process optimization software, which processes these entries to automatically update: our financial management software to record client billings, revenue recognition and project accounting; our payroll application to update time records; our accounts payable application to reimburse any employee expenses; and our enterprise performance management application to deliver financial, project and resource performance reports to appropriate managers.

  •
  Industry-Tailored Solutions. We use our expertise in targeted industries to provide pre-configured functionality that addresses the specific business needs of these industries, thus increasing the "out-of-the-box" utility of our applications. For example, our healthcare supply chain software streamlines and optimizes the supply chain operations from start to finish for one hospital or an entire network.

  •
  Flexible, Web-Based Architecture. Our software can be deployed into a client's system with pre-configured functionality or easily customized to conform to the client's business processes using our software extension tools. Our open architecture enables our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our clients to choose the most appropriate platforms independently from selecting our applications. Furthermore, our applications can integrate with legacy systems through standard interfaces and integration protocols. Because many of our applications do not require software to reside on the desktop computer and are accessed directly through a standard Web-browser or a supported wireless device, we believe many of our applications can be deployed and used without extensive training. Our software is also highly scalable, enabling deployment in large, global enterprises and in small and medium-sized businesses.

  •
  Rapid and Cost-Effective Implementation. Our industry focus and flexible software enable fast, efficient deployment. We believe our knowledge of our targeted industries allows our industry-focused consulting services teams to implement our software with an in-depth understanding of the business needs of the client, thereby reducing time, effort and expense.

Products

        Our software is comprised of:

  •
  core business applications,

  •
  enterprise performance management applications,

  •
  and software extension tools.

        Our core business applications automate tasks related to financial management, human resources, procurement, healthcare supply chain, distribution, retail operations, and service-related projects or processes. These core business applications include components in each functional area, which we license separately or bundle together as suites designed for our targeted markets.

        Our enterprise performance management applications track pre-configured business metrics, including industry-specific metrics that enable users to view and analyze key operational performance measurements and use graphical, end-user interfaces to navigate through relevant information stored in a client's transactional system.

        Our software extension tools can be added to almost any Lawson application to tailor the application to a client's specific needs. These include User Productivity Tools, Data Integration Tools, Development Tools, and System Tools.

Core Business Applications

        Our core business applications include: financials, human resources, procurement, healthcare supply chain, distribution, retail operations, and service process optimization. Our applications enable organizations to execute standard business processes in each of the following areas, as well as provide functionality specific to the industries we target. The following list details the primary components within each core business application.

        Lawson Financials Suite.    Lawson Financials applications enable our clients to create and track financial and accounting data across multiple companies, languages, currencies and books of accounts. These applications provide extensive analytical capabilities and integrate our clients' financial management processes with other core business applications. Principal components include:

  •
  Accounts Payable allows clients to enter invoices, create and store vendor records, manage cash flow, and generate payments.

  •
  Accounts Receivable processes payments, manages client credit, and tracks historical trends.

  •
  Asset Management tracks assets throughout an organization.

  •
  Financial Reporting Self-Service disseminates financial information and reports throughout an organization via the Internet.

  •
  General Ledger captures, analyzes, and reports transactional information.

  •
  Lease Management automates processing of operating and capital leases, along with related asset information.

  •
  Payables Management streamlines the accounts payable process and accommodates large volumes of invoices.

  •
  Project and Activity Accounting acts as the information bridge between the needs of the operational accounting and corporate financial accounting functions.

  •
  Strategic Ledger captures strategic business information for analysis and reporting.

  •
  Budgeting and Planning provides budgeting, periodic forecasting, and dynamic planning.

  •
  Grant Management centralizes and secures grant information for administration, tracking, and reporting.

  •
  Time and Expense allows employees to capture and submit time and expenses online.

        Lawson Human Resources Suite.    Lawson Human Resources applications assist in recruiting, developing and managing employees. These applications are integrated with our financials applications to automatically update the financial reporting functions for changes in employment and payroll. Principal components include:

  •
  Benefits Administration automates health and welfare plans, providing enrollment, payroll deductions, plan updates, regulatory reporting and self-service Web access to benefit plans, plan administration, enrollment, and coverage details.

  •
  Payroll automates payment processing, providing regulatory reporting and compliance, garnishments and court order management, and flexible creation of automated deductions.

  •
  Absence Management streamlines administration of time-off programs and leave-of-absence activities.

  •
  Personnel Administration manages employee information, including skills, certifications, health and safety issues, training programs, and job transfers.

  •
  e-Recruiting is a Web-based employee recruitment management system.

  •
  Time and Expense gathers all time and expense data in one place for employees, offsite workers, non-employees, and international staff.

  •
  Tips captures, calculates, allocates, and reports gratuity information, supporting compliance with legal reporting requirements.

  •
  Workforce Analytics allows human resources professionals to measure the value of their programs and services by automatically calculating more than 70 performance indicators or measurements.

  •
  Employee and Manager Self-Service allows employees to view and maintain their own data via a secure Web interface. Employees have access to their employment, benefit, and payroll data and can make changes to their personal information.

        Lawson Procurement Suite.    Lawson Procurement applications automate the operational and administrative procurement process, promote adherence to purchasing policies, assist businesses in negotiating pricing for supplies, lower materials and services costs and improve inventory practices. Principal components include:

  •
  Purchase Order streamlines the entire procurement process—from establishing vendor pricing agreements to creating and issuing purchase orders and receiving goods.

  •
  Requisitions enables employees to order supplies, services, and equipment using a standard Web browser.

  •
  Inventory Control monitors and manages inventory throughout an organization, whether inventory is maintained in one or numerous locations.

  •
  Requisitions Self-Service decentralizes purchasing tasks by empowering employees with Internet access to manage their own internal requests for maintenance, repairs, and operating supplies.

  •
  Vendor Self-Service permits vendors to retrieve and view information about invoices, payments, inventory levels and their shipment receipt status via any standard Web browser.

  •
  e-Procurement simplifies integration with trading partners and digital marketplaces.

        Healthcare Supply Chain Management.    Lawson's healthcare-specific software streamlines and optimizes the supply chain operations from start to finish for one hospital or an entire network.

Healthcare Supply Chain software helps standardize buying processes, manage supply costs, improve contract utilization, and ensure consistent supply availability. Principal components include:

  •
  Procurement automates purchasing, manages inventory, and streamlines procurement processes—from requisition to vendor payment. Using Web-enabled self-service tools, Lawson Procurement enables healthcare employees to do their own purchasing using a list of predetermined vendors.

  •
  Surgical Instrument Management helps hospitals ensure that the correct instruments and trays are available when and where they are needed. Using bar coding, wireless, and Internet technologies, Surgical Instrument Management simplifies tray assembly, pinpoints tray location, identifies deviations in sterilization procedures, and creates a wide variety of reports.

  •
  Par and Cycle Counting uses wireless, handheld capabilities to allow healthcare organizations to keep inventory information accurate and up-to-date.

  •
  Case Carts automates the assembly and management of case carts and allows healthcare organizations to track surgical resources on a patient-by-patient basis including detail supply, practitioner, procedural, and patient information.

        Lawson Distribution Suite.    Lawson Distribution applications provide sales order management, warehouse fulfillment, client invoicing and accounts receivable in an integrated solution. Principal components include:

  •
  Order Entry is an order management system for client orders and sales quotations. Order Entry electronically processes client orders through credit or payment.

  •
  Billing manages pricing and invoicing, providing a central repository, creating invoices from many integrated systems across a business.

  •
  Client Self-Service enables clients, sales representatives, and franchisees to place orders and view order status online. Clients can enter and review orders, check order-shipping status, review invoices, make address changes, check item order histories, and order payment status.

  •
  Franchise Management manages franchise contracts, automates billing and provides up-to-the-minute reports and analysis.

        Software for Retailers.    Lawson's retail-specific software includes Retail Operations and Retail InSight applications. Retail Operations applications are built for high-volume retail enterprises to manage item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. Retail InSight applications help retailers select store locations, find the right product mix, and run successful promotions.

        Principal components of Retail Operations include:

  •
  Merchandising assists category managers in the management, definition, planning, promotion, pricing and reviewing of product categories.

  •
  Lawson Library serves as a data management hub for retailers' systems, including back office, merchandising, warehouse replenishment, distribution and even non-Lawson applications.

  •
  Supply Chain provides an automated system for warehouse management and replenishment and centralized control of multi-channel ordering.

  •
  Store Operations extends Lawson Supply Chain to each retail location and includes components to simplify and automate forecasting, replenishment, inventory control and analysis.

        Principal components of Retail InSight include:

  •
  Advanced Category InSight transforms transactional information into strategic data to understand consumer purchasing behavior to increase satisfaction and loyalty.

  •
  Store Performance InSight provides insight into store performance.

  •
  Promotions InSight analyzes potential promotional programs, forecasts the likely impact of a promotion, and measures the real impact of completed promotions.

  •
  Shopping Missions Insight identifies the key factors that determine the success of a retail location.

        Lawson Service Process Optimization Suite.    Lawson Service Process Optimization includes Services Automation, Portfolio Management, and Time and Expense.

  •
  Services Automation provides professional services organizations with the tools to manage work, resources, time, expenses, and finances—from the initiation of a sales opportunity to collecting the last dollar of revenue. Key components are: Opportunity Management, Project Management, and Resource Management.

  •
  Portfolio Manager analyzes all active and prospective engagements to help determine which ones will deliver the best returns; also monitors key project metrics, including status.

  •
  Time and Expense captures time and expense data in one place for traditional employees, offsite workers, non-employees, and international staff.

Enterprise Performance Management Applications

        Lawson Enterprise Performance Management (EPM) is an integrated suite of capabilities and applications designed to optimize corporate performance and corporate governance. It can access common data sources in an organization—including relational, OLAP (On Line Analytical Processing), XLS, XML, and flat files—and application data directly from Lawson and non-Lawson sources. As a result, Lawson EPM provides actionable, role-based self-service information from a single data source to help empower the key decision makers throughout an enterprise. Principal components include:

  •
  Lawson Reporting Suite streamlines the way organizations gather, analyze, share, and act on business data. Offering "data access without borders," the Reporting Suite adds value to Lawson applications, and potentially to all systems in an enterprise. Reporting Suite includes:

  •
  Smart Notification™ proactively monitors data sources, filters out "noise," and delivers essential, easy-to-understand information to decision-makers. Reporting Services creates actionable reports from data and distributes those reports in a variety of ways specific to individual needs.

  •
  Scorecard provides instant access to enterprise data stored in an OLAP environment, even if the operation uses multiple systems. With Scorecard, staff at all levels of the organization view the same metrics but information is tailored to the role of each user—whether it's a detailed report for the financial manager or a summary for the CEO. Scorecard also delivers more than 100 prepackaged business ratios and the ability to create custom composite views with links to Web sites and related documents.

  •
  ProcessFlow automates everyday processes, eliminating time-consuming manual steps and driving down costs. ProcessFlow is available for Lawson Financials, Human Resources, Procurement, and Distribution.

  •
  Analytic Architect is an end-user application that transforms operational data into subject-specific business intelligence for analysis. It provides the power to transform data from

      Lawson Financials, Human Resources, Procurement, and Distribution systems into business intelligence stored in multidimensional OLAP data marts.

    •
    Lawson Data Marts provide a multi-dimensional view into business data. Lawson-built cubes can be further customized to meet an organization's requirements, by using the powerful features of the world-class OLAP servers from Hyperion® and Microsoft®.

  •
  Budgeting and Planning enables organizations to conduct budgeting, periodic forecasting, and dynamic planning—quickly, accurately, and productively. The application facilitates automatic rollups of forecasts from widely distributed participants in the forecasting process.

Software Extension Tools

        Lawson Software Extension Tools are adaptable building blocks that can be added to almost any Lawson application. These tools allow our clients to tailor their Lawson applications to meet their specific needs.

  •
  User Productivity Tools make Lawson systems even more productive for users with additional information sharing, information collection, and process analysis tools.

  •
  Data Integration Tools connect Lawson software with legacy systems, transaction systems, custom applications, and handheld devices.

  •
  Development Tools allow developers to customize Lawson's interface and deploy Lawson software in new ways.

  •
  System Tools allow the IT team to monitor and manage their organization's Lawson system, diagnosing and avoiding problems easily.

Services

        We offer comprehensive consulting, training and implementation services and ongoing client support and maintenance, which support our software applications. Generally, we charge our clients for these services on a fee-for-service basis, with training services billed based on attendance. Client support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our clients based on available support offerings. Our in-house services organization also educates third-party system integrators on the use of our software to assist them in providing services to our clients. Given our current base of more than 2,000 clients, our services organization is a large and important part of our overall business. As of May 31, 2004, our services organization consisted of 668 employees.

        Services.    Our consulting services are integral to our ability to provide clients with successful business software. Our industry-experienced employees work with clients to design and execute an implementation plan based on their business processes. Our services organization is aligned with our targeted industries to best support our clients' needs. We also provide our clients with education and training. Our training services include providing user documentation and training at our corporate offices in St. Paul, Minnesota, in several regional offices and at the client site, as well as Web-based training and computer-based training that our clients can access from their own offices.

        Client Support and Maintenance.    We provide our clients with software updates, new releases, new versions and corrections as part of our support services. We offer help desk support through our Global Support Center (GSC), which provides technical and product error reporting and resolution support. Clients can access the GSC by various methods, including online interactive support. We enable clients to monitor the progress of their requests for assistance, and offer a wide variety of up-to-date Lawson-specific product knowledge, including release planning, application descriptions, publications and training course dates, with intuitive search capabilities on our company-wide intranet, a portion of which is accessible by our partners and clients.

Technology Architecture

        Lawson's technology architectural foundation is based on the concept of separation of concerns, in which there is a clear separation of the various layers of Lawson's technology stack: the user access layer, the Web server layer, the application server layer, the database server layer, and the connection to external systems. This approach gives Lawson the flexibility to deliver releases for the various layers on different schedules, adopt new technologies and standards more readily, and develop industry-specific applications. This approach also helps protect client investment and eases their transition to new releases. Lawson's technology architecture adheres to the following principles:

  •
  Open architecture. Lawson's open architecture and Business Component Integrator (BCI) help our clients connect all their other systems to Lawson, allowing our clients to work with the computing platforms and technologies they prefer or have to maintain—such as custom-built legacy systems. With Lawson's open architecture, there is no need for clients to abandon other technology investments or rebuild infrastructure to fit Lawson. Lawson's systems operate on most industry standard hardware platforms including IBM, Sun, and Hewlett-Packard, and industry standard operating systems, including IBM iSeries, Unix, and Windows on Intel servers.

  •
  Thin-client architecture. Many of Lawson's products use thin-client architecture, which means that a client's Internet, intranet, or extranet connection gives quick, easy, and secure access to those applications. Thin-client architecture reduces staff training time, speeds implementation, eases administration costs, and gives clients a rapid return on their Lawson investment.

  •
  Scalable. Our architecture is designed to grow with our clients and meet their evolving strategic needs. Lawson applications are designed to be personalized, extended, and integrated to meet the changing needs of an organization.

  •
  Secure. Lawson's application and technology infrastructure allow clients to build security policies as simple or complex as needed to meet the organization's security requirements. Security policies can be created that authorize end users to access only the Lawson applications required to get their job done. Once an end user is authorized to access a Lawson application, even more restrictive security policies can be created that limit the end user to specific functions required to perform their job.

Architecture Model

        There are nine elements in Lawson's architectural model.

  USER ACCESS LAYER

  •
  Browser. Provides user access via a PC, desktop, laptop, or mobile device, an Internet/intranet connection, and a browser to access the Lawson Portal.

  WEB SERVER LAYER

  •
  Web Services. Encompasses the Web server, Internet Object Services and Lawson Portal, which are key components for deploying Lawson applications via the Internet. Supported Internet technologies include HTTP(s), XML, HTML, JavaScript™, Java™, and COM/DCOM. Certified Web servers include Apache with Tomcat Servlet Engine, Microsoft® IIS with Tomcat Servlet Engine, iPlanet, and WebSphere.

  •
  Lawson Portal. Provides a single place for users to access all Lawson applications, Lawson extensions, non-Lawson applications, and other sources of information such as Web sites.

  APPLICATION/DATABASE SERVER LAYER

  •
  Internet Object Services. Provides the connection between Lawson and the World Wide Web and manages the communication between Lawson's browser-based interfaces and Lawson applications and databases. The three main services are: Application Gateway Services, Data Mining Engine, and Drill Around®—a key feature that allows drilling down to sub-detail information related to a Lawson application.

  •
  Business Logic. A set of integrated business rules for Lawson core applications. These applications can be deployed separately or as suites or as fully integrated solutions. Suites include Financials, Human Resources, Procurement, Distribution, Service Process Optimization, Enterprise Performance Management.

  •
  Database. Provides clients the flexibility to select their optimal relational database. Current databases supported include IBM DB2, Oracle, Microsoft SQL Server, Informix, and Sybase.

  •
  Active Object Repository. A dynamic enterprise data model that includes Interface Form Definitions, Information Relationships, Process Definitions, Logic Definitions, Security Definitions, Transaction Management Definitions, Open Application Interfaces.

  •
  Lawson Environment. Is the foundation of Lawson's architecture and critical to system performance, scalability, availability, and reliability; oversees all activities on the Lawson application server, including security, system resources, transactions, data access, and job schedules.

  •
  Application Server. Choices give clients flexibility to use whatever platform fits their size, budget or strategic direction. Lawson runs on Compaq, Dell, Hewlett Packard, IBM, Microsoft, and Sun.

Trademarks

        Drill Around, Lawson, Lawson Software and the Lawson logo are registered trademarks of Lawson Software, Inc. Other trademarks and trade names appearing in this document are the property of their respective holders.

Strategic Partners

        We have relationships with other technology companies that allow us to expand and complement our technology, product and services offerings.

  •
  Technology: Lawson's technology partners are market leaders in hardware systems, databases, operating systems, telecommunications equipment, and connectivity services. Examples include Hewlett-Packard, IBM Corporation, and Sun Microsystems.

  •
  Products: Product partners provide key technology to extend Lawson product solutions. Typically, these products are embedded or re-sold in relation to the Lawson application. Examples include Ascential Software, Business Objects, Business Software, Inc and Micro Focus International, Inc.

  •
  Services: Consulting and service partners are leading providers of systems integration expertise, hosting, business process redesign, configuration, and integration. These organizations provide industry and application-specific knowledge that augments Lawson's services offerings. Examples include BearingPoint, Ciber Enterprise Solutions, Deloitte, and IBM Global Services.

Sales and Marketing

        We market and sell our software and services solutions through a combination of a direct sales force, strategic alliances with systems integrators and resellers.

        Our direct sales force and services organization is aligned with our strategy to provide industry-tailored applications, and focuses on the unique business processes for each of our targeted services industries. Within each services industry, we have a sales team dedicated to prospective clients, and another team dedicated to sales to existing clients. We also have regional sales teams that focus on specific geographic territories. Our U.S. sales offices are located in Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New Jersey, Philadelphia, San Francisco, Seattle, St. Paul and Washington, D.C. We also have international sales offices in Canada, France and the United Kingdom and sell our software through affiliates in other international locations.

        In addition to our direct sales teams, we enter into strategic alliances with systems integrators and resellers to benefit from our partners' resources, expertise and client base.

        Through our alliances, we believe we are able to expand our market presence through increased awareness of our software applications within their organizations and client base and through their personnel who are trained to implement our software. Our channel partners and resellers market and promote our software products and typically provide implementation services to their end users. Channel partners generate sales leads, make initial client contacts and assess needs prior to our introduction. In addition, some of our channel partners engage in client support and localization of our products. We also engage in joint marketing programs, presentation of seminars, attendance at trade shows and the hosting of conferences with many of our business partners.

        We also use application service providers ("ASPs") to distribute our products. ASPs allow us to reach small-to medium-sized businesses that prefer a hosted solution. Our software's architecture is easily distributed over the Internet and is highly scalable to serve many clients and supports multi-tenancy, which lets ASPs securely host multiple clients on a single set of our applications.

Research and Development

        Since inception, we have made substantial investments in research and software product development. We believe that timely development of new software applications, enhancements to existing software applications and the acquisition of rights to sell or incorporate complementary technologies and products into our software offerings are essential to maintain our competitive position in the market. The business application software market is characterized by rapid technological change, frequent introductions of new products, changes in client demands and rapidly evolving industry standards.

        Our total research and development expenses were $64.9 million, $59.1 million and $66.9 million in fiscal 2004, 2003 and 2002, respectively. As of May 31, 2004, our research and development organization consisted of 404 employees.

Competition

        The markets for our products and services are intensely competitive and we expect substantial additional competition from established and emerging software companies. We believe that the principal competitive factors affecting our market include:

  •
  product features, functionality, performance and price;

  •
  knowledge of a client's industry;

  •
  ease of integration and speed of implementation;

  •
  level of client service;

  •
  sales and marketing efforts;

  •
  new product and technology introductions; and

  •
  company stability, resources and reputation.

        We believe we have competitive advantages over a number of our competitors. Some of these advantages include the breadth and completeness of our software applications, our focus on each of our targeted industries, the depth of our product functionality for each of our targeted industries, the openness and flexibility of our software's architecture, the industry knowledge and expertise of the members of our sales, marketing and services organizations and our long operating and product development history.

        Many of our competitors may have an advantage over us due to their larger client bases, greater name recognition, operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft Inc. and SAP AG. We also compete with numerous other software companies including Internet software vendors, single-industry software vendors and those companies that offer a specific solution that directly competes with a portion of our comprehensive product offering.

Intellectual Property and Product Liability

        We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. In addition, when we license our products to clients, we provide source code for most of our products. We also permit clients to possibly obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

        Software companies have increasingly applied for, and relied on, the protection of patents. To date, we hold one patent and have filed several patent applications. These applications may not result in issued patents and, even if issued there is no assurance that the patents will provide us with any competitive advantage.

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

        Our license agreements with our clients contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions.

        The license and support of our software for use in mission critical applications creates the risk of a claim being successfully pursued against us. Damages or injunctive relief resulting under such a successful claim could seriously harm our business.

Employees

        As of May 31, 2004, we had 1,579 employees, including 300 in sales and marketing, 404 in research and development, 668 in services and client support and 207 in administration. Our performance depends in significant part on our ability to attract, train and retain highly qualified personnel. None of our employees is represented by a labor union and we believe our relations with our employees are good.

        Our executive officers are:

Name	Age	Position
H. Richard Lawson	60	Chairman
John J. Coughlan	45	President, Chief Executive Officer, Director
Robert G. Barbieri	49	Executive Vice President, Chief Financial & Performance Officer
Dean J. Hager	37	Executive Vice President, Chief Product Officer
Eric C. Morgan	44	Executive Vice President—Healthcare and Retail
Samuel H. Adams	44	Senior Vice President—Government & Education
Joanne L. Byrd	49	Senior Vice President—Industry Markets & International
Scott D. Meyer	54	Chief Marketing & Human Resources Officer, and Senior Vice President
Bruce B. McPheeters	49	Chief Legal Counsel & General Counsel, Secretary, and Senior Vice President

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

        John J. Coughlan has served as our chief executive officer since February 2001, our president since March 2000 and one of our directors since April 2000. From March 2000 until February 2001, Mr. Coughlan also served as our chief operating officer. From 1987 until March 2000, Mr. Coughlan worked for us in various capacities, most recently as executive vice president of field operations and marketing. Mr. Coughlan is a director of Minnesota Mutual Companies, a financial services company.

        Robert G. Barbieri has served as our executive vice president and chief financial officer since August 2000, as our executive vice president of operations from June 2003 to June 2004, and as our chief financial and performance officer since June 2004. From January 1997 until August 2000, Mr. Barbieri was employed by Apogee Enterprises, Inc., a publicly traded glass, coatings and service technologies company, serving most recently as vice president and chief financial officer. From 1984 until joining Apogee, Mr. Barbieri was employed by Air Products and Chemicals, Inc., a global gases and chemicals company, where he held several senior financial management positions, serving most recently as controller for the general industries division of the gases group. Mr. Barbieri is a certified management accountant.

        Dean J. Hager has served as an executive vice president since June 2000, and as our chief product officer since June 2004. Mr. Hager has worked in various capacities since joining us in May 1998. Mr. Hager served as our executive vice president emerging markets from June 2003 until June 2004, our executive vice president global products division from February 2001 until May 2002, our executive vice president worldwide marketing from June 2000 to February 2001, our vice president, e-business marketing from June 1999 until June 2000, and our director of marketing for our former AS/400 business unit from May 1998 until June 1999. From March 1989 to May 1998, Mr. Hager was employed by IBM, where he held several senior management positions, serving most recently as senior program manager with its server products division.

        Eric C. Morgan has served as an executive vice president since February 2001. Since June 2002, he has been responsible for the healthcare industry practice and since June 2004 he has been responsible for the healthcare and retail industry practices. Mr. Morgan has worked in various capacities since joining us in 1991 as an account executive. Mr. Morgan served as our executive vice president, strategic market development from February 2001 until May 2002, vice president and general manager, healthcare, from September 1999 until February 2001, and our vice president of sales, healthcare, from March 1999 until September 1999. From 1988 to 1991, Mr. Morgan was employed by Global Turnkey Systems, an enterprise resource planning vendor for small- to medium-sized companies, serving in a variety of sales positions. From 1983 to 1988, Mr. Morgan was an account executive for NCR, a diversified hardware and software provider.

        Samuel H. Adams has served as senior vice president of our government and education practice since June 2004, senior vice president of public sector from September 2003 until June 2004 and senior vice president of emerging markets from June 2001 until September 2003. Mr. Adams joined us as an account executive in 1995 and has held several positions, including vice president of healthcare sales from 1999 until June 2001 and national director of healthcare major accounts from 1997 until 1999. Before joining us, Mr. Adams served in sales and sales management positions with Burroughs Computer Corporation, Concord Management Systems, Ross Systems, JD Edwards, and as director of corporate marketing for Concord Management Systems.

        Joanne L. Byrd has served as senior vice president of industry markets and international since June 2004, senior vice president of field operations from June 2002 until June 2004 and senior vice president of global consulting services from June 2000 until June 2002. Ms. Byrd joined us in 1996 as a regional sales manager in our healthcare group and served as vice president of sales and services for healthcare from June 1999 until June 2000. Before joining us, Ms. Byrd worked 17 years for Shared Medical Systems (later acquired by Siemens), where she held various management positions in sales and services.

        Scott D. Meyer has served as our senior vice president and chief marketing officer since December 2003 and as our chief marketing and human resources officer since June 2004. Before joining us in December 2003, Mr. Meyer was chief strategy officer of Weber Shandwick Worldwide from June 2002 until October 2003, and chief executive officer of Shandwick International from January 1997 until June 2002. In 1986, Mr. Meyer co-founded the Minneapolis-based public relations firm of Mona Meyer McGrath & Gavin, and served that firm in various capacities until the sale of the firm to Shandwick International in 1989.

        Bruce B. McPheeters has served as our chief legal officer since June 2004, our senior vice president of administration since June 2002, our general counsel since April 2000, our corporate secretary since October 1999, and our vice president of administration from April 2000 until May 2002. Mr. McPheeters joined us as corporate counsel in September 1999. From 1981 until September 1999, Mr. McPheeters was a business lawyer in private practice, focusing primarily in the areas of intellectual property, securities, and mergers and acquisitions of privately and publicly held companies. From

December 1995 until September 1999, he was employed by the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A.

Available Information

        We make available, free of charge, on our website (www.lawson.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Financial Information About Geographic Areas

        For financial information about geographic areas see Note 19 "Segment and Geographic Areas," of Notes to Consolidated Financial Statements filed as part of this Annual Report.

Item 2. Properties

        Our corporate headquarters and executive offices are in St. Paul, Minnesota, where we lease approximately 300,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 140,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, we lease approximately 43,000 square feet of office space in countries outside the United States, used primarily as sales and services offices. Expiration dates of leases on these offices range from 2004 to 2017. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

Item 3. Legal Proceedings

        We are, and from time to time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

Item 4. Submission of Matters to a Vote of Security Holders

        No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2004.

Part II

Item 5. Market for the Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

        (a)   Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing prices by quarter as reported by Nasdaq.

	High	Low
Fiscal 2004:
Fourth Quarter	$9.20	$6.79
Third Quarter	$10.26	$7.61
Second Quarter	$8.76	$7.07
First Quarter	$7.98	$5.45
Fiscal 2003:
Fourth Quarter	$5.59	$4.25
Third Quarter	$7.09	$4.38
Second Quarter	$5.00	$3.25
First Quarter	$6.28	$4.40

        We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business.

        As of July 19, 2004, the approximate number of stockholders of record was 190.

        Between March 1, 2004 and May 31, 2004 we issued 173,476 shares of common stock pursuant to the exercise of outstanding stock options for an aggregate consideration of $135,005 in reliance upon Rule 701 of the Securities Act of 1933, as amended.

  (b)
  As of May 31, 2004, we held $121.0 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended May 31, 2004, we used $19.8 million for the purchase of client maintenance contracts, $1.1 million for capital expenditures and $0.2 million for the repayment of debt.

  (c)
  The following table provides information as of May 31, 2004 with respect to the shares of common stock repurchased by the Company during the fourth quarter of fiscal 2004 (in thousands, except per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs(1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
March 1, 2004 to March 31, 2004	655.8	$8.54	655.8	$14,234
April 1, 2004 to April 30, 2004	509.4	8.31	509.4	10,000
May 1, 2004 to May 31, 2004	—	—	—	10,000

Total	1,165.2		1,165.2

(1)
In June 2003, the Company's Board of Directors authorized the repurchase of up to $50.0 million worth of the Company's common shares. No time limit has been set for the completion of the plan.

Item 6. Selected Consolidated Financial Data

	Year Ended May 31,
	2004	2003	2002	2001	2000
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$92,338	$77,614	$150,243	$152,291	$121,421
Services(1)	271,245	266,704	278,093	242,033	198,709

Total revenues(1)	363,583	344,318	428,336	394,324	320,130
Cost of Revenues:
Cost of License Fees	15,948	14,367	30,864	23,580	16,228
Cost of Services(1)	136,299	141,717	153,790	130,894	109,098

Total Cost of Revenues(1)	152,247	156,084	184,654	154,474	125,326
Gross profit	211,336	188,234	243,682	239,850	194,804
Operating expenses:
Research and development	64,888	59,115	66,897	52,600	44,780
Sales and marketing	93,138	102,963	124,630	116,667	119,203
General and administrative	37,721	29,972	32,083	39,105	31,215
Other general expenses	—	—	655	7,308	4,500
Restructuring charges	2,210	6,035	3,258	—	—
Amortization of acquired intangibles	1,274	877	622	—	—

Total operating expenses	199,231	198,962	228,145	215,680	199,698

Operating income (loss)	12,105	(10,728)	15,537	24,170	(4,894)
Other income (expense), net(2)	3,209	4,457	(1,573)	949	892

Income (loss) before income taxes	15,314	(6,271)	13,964	25,119	(4,002)
Provision (benefit) for income taxes	7,323	(2,446)	5,586	10,550	(653)

Net income (loss)	7,991	(3,825)	8,378	14,569	(3,349)
Accretion on and conversion of preferred stock(3)	—	—	(30,098)	(52)	—

Net income (loss) applicable to common stockholders	$7,991	$(3,825)	$(21,720)	$14,517	$(3,349)
Net income (loss) per share:
Basic	$0.08	$(0.04)	$(0.27)	$0.21	$(0.05)

Diluted	$0.07	$(0.04)	$(0.27)	$0.17	$(0.05)

Shares used in computing net income (loss) per share:
Basic	98,462	98,165	79,630	69,907	70,689

Diluted	107,000	98,165	79,630	84,367	70,689

(1)
In the fourth quarter of fiscal 2002, we adopted the Emerging Issues Task Force (EITF) Issue 01-14, "Income Statement Characterization of Reimbursement Received for 'Out-of-Pocket' Expenses Incurred". Adoption of the EITF Issue 01-14 resulted in reclassifications that increased both revenues and cost of revenues equally by $13.4 million, $10.4 million and $7.2 million for the years ended May 31, 2002, 2001 and 2000, respectively. The change had no effect on net (loss) income or net (loss) income per share.

(2)
We used $10.2 million proceeds from our initial public offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded early extinguishment of debt expense in fiscal 2002 consisting of the unamortized debt issuance costs and the discount on the notes totaling $2.3 million.

(3)
As a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in fiscal 2002. We also recognized accretion on the preferred stock of $0.1 million in each of the fiscal years ended May 31, 2002 and 2001.

	May 31,
	2004	2003	2002	2001	2000
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$208,982	$260,512	$229,867	$77,608	$45,862
Working capital	165,336	213,258	204,100	39,422	6,048
Total assets	423,598	432,209	436,468	236,103	179,630
Mandatorily redeemable common stock warrants	—	—	—	2,560	—
Senior subordinated convertible notes	—	—	—	8,031	—
Other long-term debt, net of current portion	990	255	904	1,010	15,573
Series A convertible preferred stock	—	—	—	29,750	—
Mandatorily redeemable common stock	—	—	374	56,145	164,213
Stockholders' equity (deficit)	282,886	289,399	285,484	(24,869)	(138,875)

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

        The following should be read in conjunction with our consolidated financial statements and the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

        In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words "believe," "expect," "anticipate," "intend," "estimate," "forecast," "project," "should" and similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled "Management's Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock". Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

Business Overview

        We provide business application software, services and support that help services organizations to manage, analyze and improve their businesses. The markets we serve include healthcare, government and education, retail, financial services (including banking, insurance and other financial services), and professional services. We derive revenues from licensing business application software and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing client support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Additionally, we generate a portion of our revenues from reselling our business application software through third-party vendors. We have offices and affiliates serving North and South America, Europe, Asia, Africa and Australia.

Critical Accounting Policies and Estimates

        Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

        We believe the critical accounting polices listed below reflect our more significant judgments, estimates and assumptions used in the preparation of our consolidated financial statements.

        Revenue Recognition.    Revenue recognition rules for software companies are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

        The significant judgments for revenue recognition typically involve whether collectibility can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

        We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, "Revenue Recognition". We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing client support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Software arrangements which include services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our clients. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

  •
  Services—Revenues from training and consulting services are recognized as services are provided to clients. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for client support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

        Allowance for Doubtful Accounts.    We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our clients. In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made impacting future results of operations.

        Sales Returns and Allowances.    Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on license and services in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made impacting future results of operations.

        Valuation of Long-Lived and Intangible Assets and Goodwill.    We review identifiable intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value (market capitalization plus a control premium). If our market value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our book value exceeds our market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

        Deferred Taxes.    Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our consolidated balance sheets. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

        We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. As of May 31, 2004, the consolidated balance sheet includes net deferred tax assets in the amount of $27.7 million. For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to our utilization.

        Our methodology for determining the realizability of our deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future stock option deductions from outstanding stock options, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

        Although we had cumulative pre-tax income for financial reporting purposes for the three years ended May 31, 2004, we did not pay any significant income taxes over that period because tax deductions from the exercise of stock options granted prior to our initial public offering generated tax operating losses for the years ended May 31, 2004, 2003 and 2002. In assessing the realizability of its deferred tax assets as of May 31, 2004, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of May 31, 2004; and the estimated future taxable income based on historical operating results.

        After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards and other tax credits that expire within the next ten years will not be utilized primarily due to the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2004. As a result, for the year ended May 31, 2004, we established a valuation allowance through the provision for income taxes of $1.2 million for certain deferred tax assets associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards.

        We also concluded that it was more likely than not that the net deferred tax assets of $27.7 million as of May 31, 2004 and as well as the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2004 would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $150 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $27.7 million as of May 31, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of May 31, 2004. Additionally, we determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could reach in excess of $50 million if the stock options outstanding and in-the-money as of May 31, 2004 are exercised.

        In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

        Contingencies.    We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimatable and probable.

Initial Public Offering and Other Equity Transactions

        In fiscal 2002, we closed our initial public offering on December 12, 2001, at which time we issued 13.7 million shares of common stock from the primary offering, 10.3 million shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1.7 million shares of common stock as part of the over-allotment option exercise and 0.4 million shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. We received proceeds, net of commissions and expenses, of $197.3 million in the initial public offering including exercise of the over-allotment option in full. We used $10.2 million of the proceeds from the offering to repay senior subordinated convertible notes. The remaining proceeds are invested in interest-bearing, investment grade securities. Due to the repayment of the notes prior to the scheduled maturity date, we recorded a charge in the third quarter of fiscal 2002 for the total amount of the unamortized debt issuance costs and the discount on the notes of $2.3 million. Additionally, as a result of the conversion of A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in the third quarter of fiscal 2002. We also recognized accretion on the preferred stock of $0.1 million for the year ended May 31, 2002. The charges related to preferred stock adversely affected basic and diluted earnings per share by $0.38. However, they had no impact on net income (loss).

Purchase of Client Maintenance Contracts

        On April 30, 2004, we acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation ("Siemens") for $24.1 million, consisting of $19.8 million in cash and $4.3 million in other consideration. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to cost of services as the services were performed in 2004.

        The asset purchase agreement is part of an overall restructuring of a 10-year partner agreement between us and Siemens. As part of the agreement, Siemens becomes our preferred partner for hosting our software applications within the United States healthcare market, and we become Siemens' preferred Enterprise Resource Planning ("ERP") software vendor for healthcare. Under the asset purchase agreement, we assumed responsibility for supporting clients who use our software applications previously supported by Siemens. The asset purchase agreement did not qualify as a business combination under the criteria established in SFAS No. 141 "Business Combinations".

Acquisitions

        The following acquisitions were accounted for under the purchase method of accounting, and, accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the audited consolidated statements of operations since the acquisition date. In accordance with Statement of Financial Accounting Standards ("SFAS") No. 142, "Goodwill and Other Intangible Assets," goodwill recorded as a result of these acquisitions will be subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our clients.

        On October 15, 2003, we acquired all of the outstanding capital stock of Apexion for $8.0 million in cash, net of cash acquired. Terms of the agreement also provide for additional cash payments ranging from zero to $2.0 million contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. As of May 31,2004, no additional consideration had been earned or recorded under this agreement. Apexion provided materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, we acquired all of the outstanding capital stock of Closedloop for $4.2 million in cash, net of cash acquired. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

        On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. Additional cash payments ranging from zero to $7.0 million are contingent upon the future performance of Numbercraft measured periodically through fiscal 2007. Any contingent consideration earned will be recorded as additional goodwill. During the fiscal year ended May 31, 2004, $1.1 million of additional consideration was earned and recorded as additional goodwill. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

        On June 28, 2002, we acquired certain assets of Armature Holdings Ltd. for $7.8 million in cash, net of cash acquired. Acquired assets included all software applications, related trademarks and technologies. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

        On April 17, 2002, we acquired all of the outstanding capital stock of Keyola Corporation for $5.0 million in cash. Additional cash payments ranging from zero to $0.8 million are contingent upon the future performance of Keyola measured through fiscal 2005. Any contingent consideration earned will be recorded as additional goodwill. As of May 31, 2004, no additional consideration had been earned or recorded under this agreement. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations.

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

Results of Operations

        The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues for the periods indicated:

	Year Ended May 31,
	2004	2003	2002
Revenues:
License fees	25.4%	22.5%	35.1%
Services	74.6	77.5	64.9

Total revenues	100.0	100.0	100.0
Cost of revenues:
Cost of license fees	4.4	4.2	7.2
Cost of services	37.5	41.1	35.9

Total cost of revenues	41.9	45.3	43.1
Gross profit	58.1	54.7	56.9
Operating expenses:
Research and development	17.8	17.2	15.6
Sales and marketing	25.6	29.9	29.1
General and administrative	10.4	8.7	7.5
Other general expenses	—	—	0.2
Restructuring charges	0.6	1.7	0.8
Amortization of acquired intangibles	0.4	0.3	0.1

Total operating expenses	54.8	57.8	53.3

Operating income (loss)	3.3	(3.1)	3.6
Other income (expense), net	0.9	1.3	(0.3)

Income (loss) before income taxes	4.2	(1.8)	3.3
Provision (benefit) for income taxes	2.0	(0.7)	1.3

Net income (loss)	2.2%	(1.1)%	2.0%

Fiscal Year Ended May 31, 2004 Compared With Fiscal Year Ended May 31, 2003

Revenues

        Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing client support and maintenance. Total revenues increased to $363.6 million in fiscal 2004 from $344.3 million in fiscal 2003, or 5.6%. The increase consisted of a $14.7 million increase in license fees and a $4.5 million increase in services revenues.

        License Fees.    Revenues from license fees increased to $92.3 million in fiscal 2004 from $77.6 million in fiscal 2003, or 19.0%. The revenue increase occurred primarily in the most recent six months compared to last year, as market conditions showed improvements in the level of information technology spending. The increase of $14.7 million in revenue is a result of a 4.4% increase in licensing activity, along with a higher percentage of recognizable revenue as a result of fewer terms and conditions that prevented revenue recognition upon shipment, and a reduction in the amount required for sales returns and allowances. The average overall selling price of our licensing transactions increased 5.5% while the number of licensing transactions decreased 1.1% as compared to fiscal 2003.

Revenues from license fees as a percentage of total revenues for fiscal 2004 were 25.4%, compared with 22.5% in fiscal 2003, reflecting the increase in license fees in proportion to revenues from services.

        Services.    Service revenues consist of consulting, maintenance and training services provided to clients. Revenues from services increased to $271.2 million for fiscal 2004 from $266.7 million in fiscal 2003, or 1.7%. Consulting revenues decreased $7.8 million or 6.2%, from $124.1 million to $116.3 million, primarily due to the decline in new license activity in fiscal 2003 which resulted in fewer consulting and training opportunities in fiscal 2004. New consulting and training opportunities typically lagged behind new licensing activity by several quarters. The decline in consulting was more than offset by a $12.3 million or 8.6% increase in maintenance revenue, from $142.6 million to $154.9 million. The increase was primarily due to an expanded client base from new licensing activity since the prior year period combined with price increases. Services revenues as a percentage of total revenues for fiscal 2004 and 2003 were 74.6% and 77.5%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix. Cost of license fees increased to $15.9 million for fiscal 2004 from $14.4 million for fiscal 2003, or 11.0%. The increase was largely due to a $1.2 million increase in amortization of acquired software related to our acquisitions and a $0.2 million increase in third-party costs. Cost of license fees as a percentage of total revenues for fiscal 2004 and 2003 were 4.4% and 4.2%, respectively. Gross margin on revenue from license fees was 82.7% and 81.5% for fiscal 2004 and 2003, respectively. Gross margin on license fees increased primarily due to the increase in the mix of Lawson products sold versus third-party products, as Lawson products typically carry higher margins than third-party components. This is partially offset by the increased amortization of acquired technology and to the increase in the mix of embedded third-party products in relation to total third-party products.

        Cost of Services.    Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to our clients. Cost of services decreased to $136.3 million for fiscal 2004 from $141.7 million for fiscal 2003, or 3.8%. The decrease in cost of services was primarily due to a $2.6 million decrease in third-party consulting costs as a result of a lower proportion of third-party services in our revenue mix offset by improved third-party margins, a $2.3 million net decrease in expenses due primarily to cost containment initiatives and a $1.5 million net decrease in employee costs from workforce reductions and attrition. Partially offsetting these decreases is a $0.5 million increase in transition services and amortization expense related to the purchase of client maintenance contracts from Siemens Medical Solutions and a $0.4 million increase in other third-party maintenance costs primarily due to an overall increase in maintenance revenues, which are partially reduced by less third-party maintenance in our revenue mix. Cost of services as a percentage of total revenues for fiscal 2004 and 2003 were 37.5% and 41.1%, respectively. Gross margin on services revenues was 49.8% and 46.9% for fiscal 2004 and 2003, respectively. Gross margin on services increased primarily due to the increase in maintenance revenue in proportion to consulting revenue.

Operating Expenses

        Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance and documentation. Research and development expenses increased to $64.9 million for fiscal 2004 from $59.1 million for fiscal 2003, or 9.8%. The increase was primarily due to a $3.7 million increase in costs related to the integration of acquisitions in the amount of $1.8 million, corporate initiatives of $1.1 million designed to improve future efficiencies and enhance future functionality and a $2.3 million net increase in employee costs mainly related to incentives and merit increases. Research and development expenses as a percentage of total revenues for fiscal 2004 and 2003 were 17.8% and 17.2%, respectively.

        Sales and Marketing.    Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs and other costs associated with marketing our company. Sales and marketing expenses decreased to $93.1 million for fiscal 2004 from $103.0 million for fiscal 2003, or 9.5%. The decrease was primarily the result of a $5.9 million net decrease in employee costs as a result of our workforce reductions and attrition covering 66 employees, a $5.0 million decrease in expenses due to cost containment initiatives, and a $0.9 million decrease in marketing costs. This is partially offset by an increase in corporate initiative spending of $2.5 million to enhance product development and emphasize creation of value for our clients. Sales and marketing expenses as a percentage of total revenues for fiscal 2004 and 2003 were 25.6% and 29.9%, respectively.

        General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses increased to $37.7 million for fiscal 2004 from $30.0 million for fiscal 2003, or 25.9%. For the fiscal year ended May 31, 2004, bad debt expense increased by $2.9 million reflecting an increase in the accounts receivable reserve for aged receivables. Other increases include a $2.0 million increase in costs related to corporate initiatives and consulting designed to improve efficiency, a $2.0 million increase relating to the resolution of certain claims and other legal related expenses, a $0.5 million increase in insurance costs and a $0.4 million increase in foreign currency translation. These increases are partially offset by a $1.3 million decrease in employee costs related to lower stock compensation expense. This resulted primarily from decreased amortization of the remaining initial public offering deferred stock compensation balance and the expiration of unvested options related to employee terminations resulting from workforce reductions. Other decreases include a $0.9 million decrease in expenses due to a prior year lease termination fee that did not occur in the current year and a $0.4 million decrease in audit expenses due primarily to prior year costs related to the Armature acquisition that did not occur again in the current year. The remaining net increase is due to the net effect of other individually insignificant items. General and administrative expenses as a percentage of total revenues or fiscal 2004 and 2003 were 10.4% and 8.7%, respectively.

        Restructuring charges.    During fiscal 2004, we recorded net restructuring charges of $2.2 million including $2.3 million for the fiscal 2004 restructuring plan, net of a $0.1 million reversal related to certain employee costs which we determined would not be incurred for the fiscal 2003 restructuring plan. In September 2003, we approved the fiscal 2004 restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The plan resulted in the termination of 93 employees in the second quarter of fiscal 2004 from various functions including research and development, general and administrative, and sales and marketing primarily in the United States.

        Although the fiscal 2003 and 2002 restructuring plans have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the fiscal year ended May 31, 2004, we made cash payments of $3.1 million which reduced liabilities included in accrued compensation and benefits and other accrued liabilities. See Note 5 of Notes to Consolidated Financial Statements for a summary of activity for the fiscal year ended May 31, 2004.

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $1.3 million and $0.9 million for fiscal 2004 and fiscal 2003, respectively, consisted of acquired intangible assets other than acquired technology and amortization of Siemens maintenance contracts which are amortized to cost of license fees and cost of services, respectively.

Other Income (Expense), net

        Other income (expense), net, which is comprised of interest income earned from cash, marketable securities and long term investments was $3.2 million for fiscal 2004 compared with $4.5 million for fiscal 2003. The reduction in interest income resulted from a realignment in our investment strategy during the year to shorter-term lower-yielding investments, and from a reduced investment base resulting from the funding of acquisitions and stock repurchases.

Provision (Benefit) for Income Taxes

        We recognized an income tax provision of $7.3 million for fiscal 2004 compared with a tax benefit of $2.4 million for fiscal 2003. As of May 31, 2004 we recognized a deferred tax valuation allowance of $1.2 million that is included in the current year provision. The valuation allowance is associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards not considered likely to be realized before they expire within the next ten years. Our income tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective rate including the valuation allowance was 47.8% and 39.0% for fiscal 2004 and 2003, respectively.

Fiscal Year Ended May 31, 2003 Compared With Fiscal Year Ended May 31, 2002

Revenues

        Total Revenues.    Total revenues decreased to $344.3 million in fiscal 2003 from $428.3 million in fiscal 2002, or 19.6%. The decrease was primarily due to a decline in revenues from license fees. The general economic slowdown during fiscal 2002 in information technology spending continued to negatively impact the sales of our products to clients and prospective clients.

        License Fees.    Revenues from license fees decreased to $77.6 million in fiscal 2003 from $150.2 million in fiscal 2002, or 48.3%. The decrease was principally the result of a continued economic slowdown in information technology spending. Clients continued to delay purchasing new products, or purchased individual products, rather than multi-product suites or systems, resulting in a lower average sales price of the mix of products sold. The average overall selling price of our licensing transactions decreased 41% while the number of licensing transactions was consistent with prior periods. Revenues from license fees as a percentage of total revenues were primarily a result of the decrease in license fees in proportion to revenues from services.

        Services.    Revenues from services decreased to $266.7 million for fiscal 2003 from $278.1 million for fiscal 2002, or 4.1%. Consulting revenues decreased $19.1 million largely reflecting the overall decline in licensing activity, which resulted in less consulting and training opportunities. The decline in total services revenue included a partially offsetting increase in maintenance revenue of $7.7 million, which was primarily due to a slightly expanded client base and increased maintenance prices. Services revenues as a percentage of total revenues for fiscal 2003 and 2002 were 77.5% and 64.9%, respectively.

Cost of Revenues

        Cost of License Fees.    Cost of license fees decreased to $14.4 million for fiscal 2003 from $30.9 million for fiscal 2002, or 53.5%. This decline reflects an overall decrease in license fees and third party products sold in relation to total sales due, in part, to the termination of our Siebel Systems reseller agreement in the fourth quarter of fiscal 2002. The decrease was partially offset by an increased expense of $0.6 million related to amortization of acquired software from our acquisitions of Armature in fiscal 2003 and Account4 and Keyola in fiscal 2002. Costs of license fees as a percentage of total revenues for fiscal 2003 and 2002 were 4.2% and 7.2%, respectively. Gross margin on revenue from license fees was 81.5% and 79.5% for fiscal 2003 and 2002, respectively. The increase in gross margin on license fees was primarily attributable to the decrease in sales of third party products, which typically carry lower margins, partially offset by amortization of acquired software.

        Cost of Services.    Cost of services decreased to $141.7 million for fiscal 2003 from $153.8 million for fiscal 2002, or 7.9%. The decrease in cost of services was primarily due to $10.8 million of lower employee costs, a $1.3 million in related travel expenses as a result of our May 2002 and September 2002 workforce reductions, and a $4.7 million reduction in the use of third-party consultants' services in our revenue mix. These decreases were partially offset by an increase in expenses due to the additional headcount resulting from the Armature acquisition. Cost of services as a percentage of total revenues for fiscal 2003 and 2002 were 41.1% and 35.9%, respectively. The increase in cost of services as a percentage of total revenues was due to the decrease in total revenues. Gross margin on services revenues was 46.9% and 44.7% for fiscal 2003 and 2002, respectively. The gross margin improvement on services was primarily attributable to the increase in maintenance revenue in proportion to consulting and other service revenue.

Operating Expenses

        Research and Development.    Research and development expenses decreased to $59.1 million for fiscal 2003 from $66.9 million for fiscal 2002, or 11.6%. The decrease in expenses was primarily attributed to a $4.3 million decrease from workforce reductions, a $1.0 million decrease in non-cash stock based compensation, and an aggregate decrease of $0.9 million in lease, travel and telephone costs. These decreases were partially offset by an increase in headcount as a result of the Armature acquisition. Research and development expenses as a percentage of total revenues for fiscal 2003 and 2002 were 17.2% and 15.6%, respectively. The increase reflects the lower total revenue in fiscal 2003 compared with fiscal 2002 and our continued commitment to reinvest in research and development.

        Sales and Marketing.    Sales and marketing expenses decreased to $103.0 million for fiscal 2003 from $124.6 million for fiscal 2002, or 17.4%. The decrease in expenses was largely the result of our two workforce reductions totaling $12.0 million, a reduction in marketing activities totaling $4.4 million and a decrease in non-cash stock-based compensation expense of $1.5 million. Travel expenses also decreased $2.2 million resulting from reduced headcount. Sales and marketing expenses as a percentage of total revenues for fiscal 2003 and 2002 were 29.9% and 29.1%, respectively.

        General and Administrative.    General and administrative expenses decreased to $30.0 million for fiscal 2003 from $32.1 million for fiscal 2002, or 6.6%. The decrease in expenses were primarily due to a $5.8 million decline in bad debt expense reflecting the decrease in the trade accounts receivable balance and our collection history, a decrease in employee and employee related costs resulting from workforce reductions and a decrease in non-cash stock-based compensation expense. General and administrative expenses included non-cash charges for stock-based compensation of $1.9 million in fiscal 2003 compared with $4.2 million for fiscal 2002. The decrease in general and administrative expenses was partially offset by an increase in insurance costs of $0.9 million, an asset impairment charge related to a discontinued project of $0.7 million, non-recurring costs of $0.4 million incurred for the audit of Armature in preparation for the required Form 8-K/A filing and increased lease termination expense related to our former headquarters of $0.3 million. General and administrative expenses as a percentage of total revenues for fiscal 2003 and 2002 were 8.7% and 7.5%, respectively.

        Other General Expenses.    Other general expenses in fiscal 2002 consisted of $0.7 million of business process improvement initiatives designed to prepare our organization for our initial public offering. We did not incur similar expenses for fiscal 2003.

        Restructuring Charges.    During fiscal 2003, we recorded a total of $6.0 million of restructuring charges for our 2003 restructuring plan and adjustments to the 2002 plan. In the second quarter of fiscal 2003, we approved a $5.8 million restructuring plan to realign projected expenses with anticipated lower revenue levels resulting from the continued economic downturn. The plan included the termination and payment of severance-related benefits of $4.7 million for 244 employees in various functions including administrative, professional, and managerial, in the United States, Canada and Europe. The charges also included expenses totaling $1.1 million related to the closure and consolidation of facilities. All remaining termination benefits are expected to be paid in fiscal 2005. Cash payments related to remaining facility closure liabilities ceased in October 2003. Adjustments to the charges were recorded upon finalization of lease termination agreements and severance related benefits. For a summary of the activity for the year, see Note 5 of Notes to Consolidated Financial Statements.

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

        Amortization of Acquired Intangibles.    Amortization of acquired intangibles of $0.9 million and $0.6 million for fiscal 2003 and fiscal 2002, respectively, consisted of amortization expense related to our acquisitions other than acquired technology which is amortized to cost of license fees.

Other Income (Expense), net

        Other income (expense), net was $4.5 million of income for fiscal 2003 compared with expense of $1.6 million for fiscal 2002. Other income (expense), net as a percentage of total revenues for fiscal 2003 and 2002 was 1.3% and (0.3)%, respectively. We earned interest income of $4.6 million and $2.8 million for fiscal 2003 and 2002, respectively. This was partially offset by interest expense of $0.1 million and $2.0 million for fiscal 2003 and 2002, respectively. The increase in interest income was due to an increase in our invested cash, cash equivalents and marketable securities balances. The decrease in interest expense was due to the repayment of senior subordinated convertible notes subsequent to our initial public offering in December 2001. As a result of the early repayment of the notes, we recorded a non-cash charge of $2.3 million to write-off unamortized debt issuance costs and the discount on notes for fiscal 2002. In accordance with SFAS No. 145, "Rescission of FASB Statements No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections," we have reclassified the $2.3 million previously reported as an extraordinary loss in fiscal 2002, to a component of other income (expense) in the Consolidated Statements of Operations contained in this report.

(Benefit) Provision for Income Taxes

        We recognized an income tax benefit of $2.4 million for fiscal 2003 compared with a tax provision of $5.6 million for fiscal 2002. Our income tax (benefit) provision was comprised primarily of federal and state taxes. Our effective rate was 39.0% and 40.0% for fiscal 2003 and 2002, respectively. The decrease in the effective tax rate was primarily due to an increase in tax-exempt income.

Liquidity and Capital Resources

        As of May 31, 2004, we had $209.0 million in cash, cash equivalents and marketable securities and $165.3 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our clients. Days sales outstanding, which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 59 and 62 as of May 31, 2004 and May 31, 2003, respectively. The decrease was due primarily to an increase in revenues and improved collections in the three months ended May 31, 2004 compared to the same prior year period. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

        We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments at least the next twelve months.

Cash flows from operating activities:

        Cash flows provided by operating activities of $17.8 million for the year ended May 31, 2004 consisted of net income, net non-cash items of $25.8 million, offset by uses of cash for working capital, principally accounts receivable, prepaid expenses, accrued liabilities and deferred revenue and client deposits. Accounts receivable increased $8.2 million due primarily due to an increase of $5.7 in products billed with payment terms that extended beyond the end of the period and $2.7 million from increased licensing activity. Prepaid expenses decreased $2.3 million due primarily to the reclassification of tax benefits to taxes payable due to annual earnings. Accrued expenses decreased by $5.4 million primarily due to lower accruals for third party maintenance services, payment of acquisition related liabilities and payment of restructuring charges. Deferred revenue and client deposits decreased $6.5 million due primarily to decreased maintenance payments received prior to the support period and a decrease in the sales returns and allowances reserve due to the resolution of certain product claims.

        Cash flows provided by operating activities of $47.9 million for the year ended May 31, 2003 consisted of net non-cash items of $29.3 million, partially offset by a net loss, and changes in accounts receivable, prepaid expenses and other assets, accounts payable and accrued liabilities. The decrease in accounts receivable reflected collection from a number of clients with extended payment terms and a reduction in license fee revenues reflective of the downturn in the economic climate. Prepaid expenses increased $3.9 million due to tax benefits related to stock option activity and cumulative net losses. Accounts payable decreased $6.9 million due primarily to the Employee Stock Purchase Plan ("ESPP") purchase during the first quarter of fiscal 2003, a decrease in accounts payable due to the timing of payments and a decrease in sales tax payable due to a decrease in revenues. Accrued liabilities decreased $4.8 million due mainly to severance payouts related to the fiscal 2002 and fiscal 2003 restructuring plans and a decrease in third-party license fees due to the decline in revenues.

Cash flows from investing activities:

        Cash flows used in investing activities of $63.1 million for the year ended May 31, 2004 consisted of $22.5 million of net purchases of marketable securities, $35.6 million for the acquisitions of Numbercraft, Apexion and Closedloop, and the purchase of Siemens maintenance contracts, and the purchases of property and equipment for $4.9 million.

        Cash flows provided by investing activities of $34.8 million for the year ended May 31, 2003 consisted of net sales of marketable securities of $48.8 million, partially offset by cash usage of $7.8 million for the acquisition of Armature and the purchases of property and equipment for $6.1 million. Marketable securities decreased due to a realignment in our investment strategy to shorter-term investments, coinciding with cash needed to fund acquisitions and stock repurchases. We have generally funded capital expenditures through cash flows generated from operations and stockholder transactions.

Cash flows from financing activities:

        Cash flows used in financing activities of $27.8 million for the year ended May 31, 2004 reflects $40.0 million used to repurchase shares of our common stock and $0.9 million used for repayment of debt, offset by $9.4 million received from the exercise of stock options and $3.7 million from employee contributions to our employee stock purchase plan completed through the issuance of treasury shares.

        Cash flows used in financing activities of $2.8 million for the year ended May 31, 2003 reflects $15.0 million used to repurchase shares of our common stock and $1.4 million for the repayment of debt, partially offset by $7.0 million received from the exercise of stock options and $6.6 million from employee contributions to our employee stock purchase plan completed through the issuance of treasury shares.

Contingent cash commitments

        We have contingent consideration agreements related to the acquisitions of Keyola in April 2002, Numbercraft in July 2003, and Apexion in October 2003. Under the terms of the Keyola agreement, additional cash payments ranging from zero to $0.8 million are contingent upon the future performance of Keyola, measured annually through fiscal 2005. Additional cash payments ranging from zero to $7.0 million are contingent upon future performance of Numbercraft measured periodically through fiscal 2007. Additional cash payments ranging from zero to $2.0 million are contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. During the fiscal year ended May 31, 2004, $1.1 million of additional consideration was earned under the Numbercraft agreement and recorded as additional goodwill. This amount and certain elements of the initial purchase price have been included in notes payable to the former principals of Numbercraft.

        In February 2004, we entered into an offshore agreement with a third-party to provide software maintenance services. If we terminate the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges. At this time, we do not expect to terminate the agreement within the twenty-four month period.

Repurchase of common shares

        In June 2003, our Board of Directors authorized us to repurchase, from time to time, up to $50.0 million of our common shares. Shares will be repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. During the year ended May 31, 2004, we repurchased 4.9 million shares for $40.0 million in cash and $0.1 million in non-cash transactions. Cash proceeds obtained from current operations, the exercise of employee stock options and the employee stock purchase plan largely funded the share repurchase. The repurchased shares, which remain in treasury, will be used for general corporate purposes. No time limit has been set for the completion of the program.

        In December 2002, our Board of Directors authorized us to repurchase, from time to time, up to $15.0 million of our common shares. We repurchased a total of 2.9 million shares for $15.0 million during fiscal 2003. Cash proceeds obtained from exercise of employee stock options and the employee stock purchase plan largely funded the share repurchase. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

Disclosures about Contractual Obligations and Commercial Commitments

        The following summarizes our contractual obligations at May 31, 2004, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Operating leases	$78,506	$9,694	$14,781	$14,537	$39,494
Debt	2,642	1,652	990	—	—
Purchase Obligations(1)	8,494	4,239	4,087	168	—

Total	$89,642	$15,585	$19,858	$14,705	$39,494

(1)
The Company's purchase obligations represent those commitments greater than $50,000.

        We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines. These acquisitions may be funded using available cash, equity, debt or a combination of these sources.

Recent Accounting Pronouncements

        In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. We have incorporated the required disclosures for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as required in the fourth quarter of fiscal year 2004, and have chosen to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments) are required in the fourth quarter of fiscal year 2005. Adoption will not have an impact on our statements of consolidated earnings, financial position or cash flows.

Factors That May Affect Future Results or the Market Price of Our Stock

        We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management's Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. The Company may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-K.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

        Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the industries in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. A general weakening of the economy and weakening of business conditions, particularly in information technology and the industries we serve, as well as governmental budgetary constraints, could result in delays and decreases of client purchases. In addition to sales of new software licenses, we derive a significant portion of our revenues from software maintenance and professional services. A general weakening of the economy and weakening of business conditions could result in decreases in our renewal rates for software maintenance and a reduced demand for services. Despite an improving economic environment, some governmental spending remains constrained by budgetary limits. According to general economic indicators, corporate spending has begun to increase. However, clients and prospective clients continue to be cautious about technology spending, and may elect to delay, reduce or cancel their information technology projects. If demand for our software and related services does not continue to strengthen, our revenue growth and profitability will be adversely affected. In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. In fiscal 2002, 2003 and 2004, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges. We may need to make further expense reductions to address shortfalls in revenue caused by these or other conditions and we cannot assure you those reductions will be available or sufficient to offset revenue declines.

Because our clients are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

        As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, retail, and public sector and financial services industries. Because the healthcare marketplace for our products is maturing, we will need to expand our product offerings to achieve long-term revenue growth. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services. In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective clients in our target industries. This need is becoming more prevalent as the marketplace for our traditional products is maturing.

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

        Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

  •
  a significant number of our existing and prospective clients' decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

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

  •
  clients may unexpectedly postpone or cancel projects due to changes in their strategic priorities, project objectives, budget or personnel;

  •
  the uncertainty caused by Oracle Corporation's pending hostile takeover of PeopleSoft, Inc., or by other announced potential business combinations in the software industry may cause clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

  •
  client evaluations and purchasing processes vary significantly from company to company, and a client's internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

  •
  the number, timing and significance of software product enhancements and new software product announcements;

  •
  existing clients may decline to renew support for our products, and market pressures may limit our ability to increase support fees or require clients to upgrade from older versions of our products;

  •
  prospective clients may decline or defer the purchase of new products or releases if we do not have sufficient client references for those products; or

  •
  we may have to defer revenues under our revenue recognition policies.

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

        It is difficult for us to forecast the timing and recognition of revenues from sales of our products because our existing and prospective clients often take significant time evaluating our products before licensing them. The period between initial client contact and a purchase by a client may vary from nine months to more than one year. During the evaluation period, prospective clients may decide not to purchase or may scale down proposed orders of our products for various reasons, including:

  •
  reduced demand for enterprise software solutions;

  •
  introduction of products by our competitors;

  •
  lower prices offered by our competitors;

  •
  changes in budgets and purchasing priorities; and

  •
  reduced need to upgrade existing systems.

        Our existing and prospective clients routinely require education regarding the use and benefits of our products. This may also lead to delays in receiving clients' orders.

We may be unable to retain or attract clients if we do not develop new products and enhance our current products in response to technological changes and competing products.

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

  •
  develop and market products and services that meet changing client needs; or

  •
  anticipate or respond to technological changes on a cost-effective and timely basis.

        A significant portion of our research and development resources is devoted to product upgrades that address regulatory and maintenance requirements. The remainder of our limited research and development resources are for new products. New products require significant development investment. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. For example, we have made a significant investment in the acquisition and development of services automation and retail merchandising software products. If we do not attract sufficient client interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

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

Our future revenue is dependent in part on our installed client base continuing to renew maintenance agreements, license additional products, and purchase additional professional services.

        Our installed client base has traditionally generated additional maintenance, license and professional service revenues. In future periods, clients may not necessarily make these purchases. Maintenance is generally renewable annually at a client's option, and there are no mandatory payment obligations or obligations to license additional software. If our clients decide not to renew their maintenance agreements or license additional products or contract for additional services, or if they reduce the scope of the maintenance agreements, our revenues could decrease and our operating results could be adversely affected.

We may need to change our pricing models to compete successfully.

        The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results.

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

  •
  a third-party vendor, whose technology is incorporated into our software products, delays delivery of the final software product to the client;

  •
  we are required to accept a fixed-fee services contract; or

  •
  we are required to accept extended payment terms of more than one year or for which we do not have adequate support of historical collectibility.

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

Future adjustments in our net deferred tax assets may be materially adverse to our financial results.

        Our May 31, 2004, the consolidated balance sheet includes net deferred tax assets in the amount of $27.7 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to utilization.

        In the event that the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options; or the Company's stock price increases significantly without a corresponding increase in taxable income, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

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

  •
  introduction and success of new products or significant client wins or losses by us or our competitors;

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

  •
  introduction and success of new products or significant client wins or losses by us or our competitors;

  •
  the mix of products and services sold by us;

  •
  the timing of significant orders by us;

  •
  conditions and trends in the software industry, or consolidation within the technology industry that may impact our clients, partners, suppliers or competitors;

  •
  adoption of new accounting standards affecting the software industry;

  •
  acts of war or terrorism; and

  •
  general market conditions.

We have adopted anti-takeover defenses that could make it difficult for another company to acquire control of Lawson or limit the price investors might be willing to pay for our stock.

        Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders. Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third party:

  •
  advance notification procedures for matters to be brought before stockholder meetings;

  •
  a limitation on who may call stockholder meetings;

  •
  a prohibition on stockholder action by written consent; and

  •
  the ability of our board of directors to issue shares of preferred stock without a stockholder vote.

        The issuance of stock under our stockholder rights plan could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests. We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any "interested stockholder," meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors. Any of these restrictions could have the effect of delaying or preventing a change in control.

A number of our competitors are well-established software companies that have advantages over us.

        We face competition from a number of software companies that have advantages over us due to their larger client bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, all of which have larger installed client bases. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

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

If requirements of a current proposal relating to the accounting treatment for employee stock purchases and stock options are adopted, or if the Board adopts a policy changing such accounting treatment, our earnings will be affected and we may be forced to change our business practices

        We currently account for the issuance of stock options under Accounting Principles Board ("APB") Opinion No. 25, "Accounting for Stock Issued to Employees". The Financial Accounting Standards Board ("FASB") has issued an Exposure Draft, "Share-Based Payment" that would, if adopted, change the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The exposure draft would require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. If adopted as drafted, the Statement would be effective for us June 1, 2005. In the future, the Board of Directors could also elect to adopt a policy that we treat the value of stock options granted to employees and directors as compensation expense. If the Board adopts such a policy, or if the exposure draft is adopted, our earnings will be negatively impacted. As a result, we may decide to terminate our employee stock purchase plan, reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them. Note 2 of Notes to the Consolidated financial Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for each of the past three fiscal years.

Changes in the terms on which we license technologies from third-party vendors could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

        We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.'s software in many of our products and have reseller relationships with Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other companies, that allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross margins could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third- party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

A deterioration in our relationship with resellers, systems integrators and other third parties that market and sell our products could reduce our revenues.

        Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements may from time to time give rise to disputes regarding marketing strategy, sales of competing products, exclusive territories, payment of fees and client relationships, which could negatively affect our business or result in costly litigation.

        Our current and potential clients often rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with or support of us.

        We also may enter into joint arrangements with strategic partners to develop new software products or extensions, sell our software as part of integrated products or serve as an application service provider for our products. Our business may be adversely affected if these strategic partners change their business priorities or experience difficulties in their operations, which in either case causes them to terminate or reduce their support for the joint arrangements. Furthermore, the financial condition of our channel partners impacts our business. If our partners are unable to recruit and adequately train a sufficient number of consulting personnel to support the implementation of our software products, or they otherwise do not adequately perform implementation services, we may lose clients. Our relationships with resellers, systems integrators and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

Our programs are deployed in large and complex systems and may contain defects that are not detected until after our programs have been installed, which could damage our reputation and cause us to lose clients or incur liabilities.

        Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our clients may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time to time we have received client complaints following installation of our products. We are currently a defendant in several lawsuits where clients have raised these types of issues with our products and services. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. These conditions increase the risk that we could experience, among other things:

  •
  loss of clients;

  •
  damage to our brand reputation;

  •
  failure to attract new clients or achieve market acceptance;

  •
  diversion of development and services resources; and

  •
  legal actions by our clients or government regulators.

        In addition, we may not be able to avoid or limit liability for disputes relating to product performance, software security or the provision of services. The occurrence of any one or more of the foregoing factors could cause us to experience losses, incur liabilities and adversely affect our operating results.

If our clients lose confidence in the security of data on the Internet, our revenues could be adversely affected.

        Maintaining the security of computers and computer networks is an issue of critical importance for our clients. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. Despite efforts to address these risks, actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some clients to seek to reduce or delay future purchases or to purchase competitive products which are not Internet-based applications. Clients may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by clients could adversely affect our revenues.

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

        We realize lower margins on service revenue than on license revenue. We subcontract certain consulting services to systems integrators, which generally cause such services to carry lower gross margins than services provided by our employees. Therefore, an increase in the percentage of services provided by systems integrators versus services provided by our employees could have a detrimental impact on our overall gross margins and could adversely affect operating results.

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

        As part of our standard license agreements, we agree to indemnify our clients for some types of infringement claims under the laws of the United States and some foreign jurisdictions that may arise from the use of our products. If a claim against us were successful, we may be required to incur significant expense and pay substantial damages, as we are unable to insure against this risk. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our software. Provisions attempting to limit our liability in our standard agreements may be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances.

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

        We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, to date we hold one patent and have filed several patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to clients, we provide source code for many of our products. We may also permit clients to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States. Defending our rights could be costly.

Business disruptions may interfere with our ability to conduct business.

        Business disruptions could affect our future operating results. Our operating results and financial condition could be adversely affected in the event of a security breach, major fire, war, terrorist attack or other catastrophic event. Impaired access or significant damage to our data center at our headquarters in St. Paul, Minnesota due to such an event could cause a disruption of our information, research and development, and client support systems and loss of financial data and certain client data, which could adversely impact results of operations and business financial conditions.

Our future success depends on our ability to continue to retain and attract qualified personnel.

        We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our client service may be degraded. There is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required industry-specific expertise. In February 2004, we entered into an offshore agreement with a third-party to provide software maintenance services. We do not have experience with this type of outsourcing and may be unable to achieve the product development and economic efficiencies of this arrangement.

There are a large number of shares that may be sold in the market, which may depress our stock price.

        In December 2003, we announced that our Chairman and a founder, H. Richard Lawson, had entered into a selling plan to sell up to 924,000 shares of our stock over a period ending August 2004. In January 2004, we announced that our Chief Executive Officer and Chief Financial Officer had each entered into selling plans, to sell up to 335,000 and 194,000 shares, respectively, over a period ending November 2004. These executive officers may also elect to sell or transfer other shares apart from the selling plans. Other executive officers, directors or principal stockholders could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

        As of June 15, 2004, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 18.7% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk.

        Currently, we have minimal monetary assets, liabilities and operating expenses denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency rate risk, the adoption of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities", as amended by SFAS Nos. 137, "Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133", and SFAS No. 138, "Accounting for Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133", could have a material impact on our operating results.

        We do not utilize any derivative security instruments. Our investments are consistent with the Company's investment policies. We invest our cash in financial instruments consisting primarily of tax-exempt money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2004, the average maturity of our investment securities was less than five months and all investment securities had maturities less than 24 months. As of May 31, 2004, we consider the reported amounts of these investments to be reasonable approximations of fair values. Changes in the market interest rates will not have a material impact on our financial position.

        Through May 31, 2004, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data.

        The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

        None.

Item 9A. Controls and Procedures.

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

  (b)
  Changes in internal controls.

        During our fourth fiscal quarter, there were no significant changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Part III

        The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G (3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We will file our definitive 2004 Proxy Statement pursuant to Regulation 14A no later than 120 days after the end of the fiscal year covered by this Annual Report on Form 10-K.

Item 10. Directors and Executive Officers of the Registrant.

        The information concerning our officers required by this item is included in Part I hereof under the heading "Employees". The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference in the Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2004 Annual Meeting of Stockholders under the heading "Section 16(a) Beneficial Ownership Reporting Compliance." The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to our Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A in connection with our 2004 Annual Meeting of Stockholders under the headings "Item 1: Election of Directors" and "Audit Committee Report".

        We have adopted a Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, and all of our other employees and non-employee directors. This Global Business Code of Conduct is posted on our website (www.lawson.com). We intend to satisfy the disclosure requirement under Item 10 of Form 8-K regarding an amendment to, or waiver from, a provision of the Global Business Code of Conduct that applies to our principal executive officer, principal financial officer, principal accounting officer or controller, or persons performing similar functions, by posting such information on our website, at the address specified above.

        Our Corporate Governance Policy and charters for each Committee of our Board of Directors are also available on our website. Our Global Business Code of Conduct, Corporate Governance Policy and charters are also available in print to any stockholder who submits a request to: Lawson Software, Inc., Attn: Corporate Secretary, 380 St. Peter Street, St. Paul, Minnesota 55102.

        Information on our website is not deemed to be incorporated by reference into this Annual Report on Form 10-K.

Item 11. Executive Compensation.

        Information required under this item is contained in the sections entitled "Executive Compensation and other Information" and "Employment Agreements" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

        Information required under this item is contained in the sections entitled "Securities Authorized for Issuance Under Equity Compensation Plans" and "Security Ownership of Principal Stockholders and Management" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions.

        Information required under this item is contained in the section entitled "Certain Transactions" in our 2004 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services.

        The information required by this item is incorporated by reference to the Proxy Statement under the heading

        "Ratification of Selection of Independent Auditors".

Part IV

Item 15. Exhibits, Financial Statement Schedules and Reports on Form 8-K.

(a)
Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits

          1.    Financial Statements.    The following Consolidated Financial Statements, and the related Notes thereto, and the Report of Independent Registered Public Accounting Firm are filed as a part of this Annual Report on Form 10-K.

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

(b)
Reports on Form 8-K

Reports on Form 8-K filed during the fourth quarter of fiscal 2004.

        On March 10, 2004, the Company furnished a Current Report on Form 8-K, reporting under Item 12 that it issued a press release relating to preliminary fiscal 2004 third quarter financial results. The full text of the press release was set forth in an attached exhibit.

        On March 18, 2004, the Company furnished a Current Report on Form 8-K, reporting under Items 7 and 12 that it issued a press release relating to fiscal 2004 third quarter financial results. The full text of the press release was set forth in an attached exhibit.

        On May 3, 2004 the Company filed a Current Report on Form 8-K under Item 5 reporting that it issued a press release announcing a new partnership agreement with Siemens Medical Solutions Health Services Corporation and the purchase of certain assets. The full text of the press release was set forth in an attached exhibit.

Index To Financial Statements and Financial Statement Schedules (Item 15-(a1))

Index to Exhibits (Item 15(a3))

Number		Description
2.2	(2)	Merger Agreement between Lawson Software, Inc., Everest Acquisition, Inc., Apexion Technologies, Inc., and Maher Hakim, Muwaffa Lahham and Gene Barduson.
2.3	(5)	Asset Purchase and Sale Agreement dated April 30, 2004 among Siemens Medical Solutions Health Services Corporation, Siemens Medical Solutions USA, Inc. and Lawson Software, Inc.
3.1	(1)	Certificate of Incorporation of the Company.
3.2	(1)	Bylaws of the Company.

4.1	(1)	Form of Certificate of Common Stock of the Company.
4.2	(4)	Rights Agreement dated July 28, 2004
4.3	(4)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company
10.1	(1)	Amended and Restated 1996 Stock Incentive Plan.
10.2	(1)	2001 Stock Incentive Plan.
10.3		[Reserved]
10.4	(1)	2001 Employee Stock Purchase Plan.
10.5		[Reserved]
10.6	(3)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates
10.7	(3)	Master Offshore Agreement, effective February 1, 2004, between the Company and Xansa (India) Ltd.
10.8		[Reserved]
10.9	(1)	Warrant Purchase Agreement, dated July 18, 2000, between the Company and CIS Holdings, Inc.
10.10	(1)	Warrant issued to CIS Holdings, Inc.
10.11	(1)	Employment Agreement, dated February 15, 2001, between the Company and Jay Coughlan.
10.12	(1)	Employment Agreement, dated February 15, 2001, between the Company and Robert Barbieri.
10.13	(1)	Director Indemnification Agreement, dated March 19, 2001, between the Company and David S. B. Lang.
10.14	(1)	Stock Purchase and Exchange Agreement, dated February 23, 2001, between the Company and the investors named therein.
10.15	(1)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.16	(1)	Stockholders' Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.17	(2)	Form of Change of Control Agreement dated August 11, 2003 with Certain Executive Officers.
10.18	(1)	[Reserved]
10.19	(1)	[Reserved]
10.20	(1)	[Reserved]
10.21	(1)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102.
10.22		[Reserved]
10.23		[Reserved]

10.24		[Reserved]
10.25	(1)	Application Partner Agreement, dated December 31, 1996, between the Company and Arbor Software Corporation (n/k/a Hyperion Solutions Corporation), as amended to date.
21.1		Subsidiaries of Lawson Software, Inc.
23.1		Consent of PricewaterhouseCoopers LLP.
24.1		Powers of Attorney (included on signature page).
31.1		Certification Pursuant to Section 302 of Sarbanes-Oxley Act—John J. Coughlan
31.2		Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert G. Barbieri
32.1		Certification Pursuant to Section 906 of Sarbanes-Oxley Act—John J. Coughlan
32.2		Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert G. Barbieri

(1)
Incorporated by reference to a similarly numbered exhibit to the Company's Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

(2)
Incorporated by reference to the Form 10-Q filed on October 9, 2003.

(3)
Incorporated by reference to the Form 10-Q filed on April 12, 2004.

(4)
Incorporated by reference to the Form 8-A filed on July 28, 2004.

(5)
Filed herewith.

SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

LAWSON SOFTWARE, INC.
By:	/s/ ROBERT G. BARBIERI Robert G. Barbieri Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

Dated: July 29, 2004

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

        Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Signature	Title	Date

/s/ H. RICHARD LAWSON H. Richard Lawson	Chairman	July 29, 2004
/s/ JOHN J. COUGHLAN John J. Coughlan	President and Chief Executive Officer and Director (principal executive officer)	July 29, 2004
/s/ ROBERT G. BARBIERI Robert G. Barbieri	Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)	July 29, 2004
/s/ DAVID J. ESKRA David J. Eskra	Director	July 29, 2004
/s/ DAVID R. HUBERS David R. Hubers	Director	July 29, 2004

/s/ THOMAS G. HUDSON Thomas G. Hudson	Director	July 29, 2004
/s/ RICHARD D. KREYSAR Richard D. Kreysar	Director	July 29, 2004
/s/ MICHAEL A. ROCCA Michael A. Rocca	Director	July 29, 2004

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of
Lawson Software, Inc.:

        In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of operations, of stockholders' equity (deficit) and comprehensive income (loss) and of cash flows present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2004 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2004, in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
June 18, 2004, except as to Note 21, which is as of July 26, 2004

LAWSON SOFTWARE, INC.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	May 31, 2004	May 31, 2003
ASSETS
Current assets:
Cash and cash equivalents	$79,996	$153,071
Marketable securities	120,465	102,266
Trade accounts receivable, net	65,236	62,433
Deferred income taxes	15,311	14,373
Prepaid expenses and other assets	20,450	19,749

Total current assets	301,458	351,892
Long-term marketable securities	8,521	5,175
Property and equipment, net	17,235	21,364
Goodwill	43,042	31,410
Other intangible assets, net	40,767	12,533
Deferred income taxes	12,344	8,620
Other assets	231	1,215

Total assets	$423,598	$432,209

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
Current portion of long-term debt	$1,652	$896
Accounts payable	14,391	13,407
Accrued compensation and benefits	25,086	23,480
Other accrued liabilities	11,898	14,209
Deferred revenue and client deposits	83,095	86,642

Total current liabilities	136,122	138,634
Long-term debt, less current portion	990	255
Other long-term liabilities	3,600	3,921

Total liabilities	140,712	142,810

Commitments and contingencies (Notes 6 and 18)
Stockholders' equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par; 750,000 shares authorized; 110,074 and 105,947 shares issued, respectively; 98,346 and 97,696 shares outstanding, respectively	1,099	1,058
Additional paid-in capital	327,715	309,637
Treasury stock; at cost; 11,728 and 8,251 shares, respectively	(65,555)	(28,824)
Deferred stock-based compensation	(774)	(3,117)
Retained earnings	17,471	9,480
Accumulated other comprehensive income	2,930	1,165

Total stockholders' equity	282,886	289,399

Total liabilities and stockholders' equity	$423,598	$432,209

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF OPERATIONS
(in thousands, except per share data)

	Year Ended May 31,
	2004	2003	2002
Revenues:
License fees	$92,338	$77,614	$150,243
Services	271,245	266,704	278,093

Total revenues	363,583	344,318	428,336

Cost of revenues:
Cost of license fees	15,948	14,367	30,864
Cost of services	136,299	141,717	153,790

Total cost of revenues	152,247	156,084	184,654

Gross profit	211,336	188,234	243,682

Operating expenses:
Research and development	64,888	59,115	66,897
Sales and marketing	93,138	102,963	124,630
General and administrative	37,721	29,972	32,083
Other general expenses (see Note 4)	—	—	655
Restructuring charges (see Note 5)	2,210	6,035	3,258
Amortization of acquired intangibles	1,274	877	622

Total operating expenses	199,231	198,962	228,145

Operating income (loss)	12,105	(10,728)	15,537

Other income (expense):
Interest income	3,279	4,591	2,795
Interest expense	(70)	(134)	(2,047)
Early extinguishment of debt expense	—	—	(2,321)

Total other income (expense)	3,209	4,457	(1,573)

Income (loss) before income taxes	15,314	(6,271)	13,964
Provision (benefit) for income taxes	7,323	(2,446)	5,586

Net income (loss)	7,991	(3,825)	8,378

Accretion on and conversion of preferred stock	—	—	(30,098)

Net income (loss) applicable to common stockholders	$7,991	$(3,825)	$(21,720)

Net income (loss) per share:
Basic	$0.08	$(0.04)	$(0.27)

Diluted	$0.07	$(0.04)	$(0.27)

Shares used in computing net income (loss) per share:
Basic	98,462	98,165	79,630

Diluted	107,000	98,165	79,630

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' (DEFICIT) EQUITY
AND COMPREHENSIVE INCOME (LOSS)
(in thousands)

	Common Stock						Accumulated Other Comprehensive Loss (Income)	Adjustment for Mandatorily Redeemable Common Stock	Total Stockholders' (Deficit) Equity
			Additional Paid-In Capital	Treasury Stock	Deferred Stock-Based Compensation	Retained Earnings				Comprehensive Income (Loss)
	Shares	Amount
Balance at May 31, 2001	66,416	$664	$26,783	$(15,344)	$(15,093)	$35,025	$(759)	$(56,145)	$(24,869)	$14,263

Proceeds from initial public offering, net	15,336	153	197,154	—	—	—	—	—	197,307
Deferred stock-based compensation	—	—	1,579	—	(1,579)	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	8,343	—	—	—	8,343
Exercise of stock options	3,029	30	(1,105)	—	—	—	—	—	(1,075)
Tax benefit from stockholder transactions	—	—	10,594	—	—	—	—	—	10,594
Repurchase of common stock	(103)	67	(258)	(387)	—	—	—	—	(578)
Repurchase of ESOP shares	(72)	—	—	(1,243)	—	—	—	—	(1,243)
Beneficial conversion feature associated with preferred stock	—	—	29,998	—	—	(29,998)	—	—	—
Exercise of warrants	439	3	3,556	—	—	—	—	—	3,559
Accretion on preferred stock	—	—	—	—	—	(100)	—	—	(100)
Decrease in redemption value of mandatorily redeemable common stock	—	—	—	—	—	—	—	55,771	55,771
Conversion of preferred stock to common stock	10,316	103	29,747	—	—	—	—	—	29,850
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	16	—	16	$16
Translation adjustment	—	—	—	—	—	—	(469)	—	(469)	(469)
Net income	—	—	—	—	—	8,378	—	—	8,378	8,378

Balance at May 31, 2002	95,361	1,020	298,048	(16,974)	(8,329)	13,305	(1,212)	(374)	285,484	$7,925

Deferred stock-based compensation	—	—	(1,650)	—	1,650	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,562	—	—	—	3,562
Exercise of stock options	3,846	38	5,206	—	—	—	—	—	5,244
Tax benefit from stockholder transactions	—	—	4,594	—	—	—	—	—	4,594
Employee stock purchase plan	1,370	—	3,439	3,179	—	—	—	—	6,618
Repurchase ESOP shares	(6)	—	—	(27)	—	—	—	—	(27)
Repurchase of common stock	(2,875)	—	—	(15,002)	—	—	—	—	(15,002)
Increase in redemption value of mandatorily redeemable common stock, net of cancellation of mandatorily redeemable provision	—	—	—	—	—	—	—	374	374
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	146	—	146	$146
Translation adjustment	—	—	—	—	—	—	2,231	—	2,231	2,231
Net loss	—	—	—	—	—	(3,825)	—	—	(3,825)	(3,825)

Balance at May 31, 2003	97,696	1,058	309,637	(28,824)	(3,117)	9,480	1,165	—	289,399	$(1,448)

Deferred stock-based compensation	—	—	(966)	—	112	—	—	—	(854)
Amortization of stock-based compensation	—	—	—	—	2,231	—	—	—	2,231
Exercise of stock options and warrants	4,901	41	5,348	1,795	—	—	—	—	7,184
Tax benefit from stockholder transactions	—	—	11,581	—	—	—	—	—	11,581
Employee stock purchase plan	665	—	2,115	1,544	—	—	—	—	3,659
Repurchase of common stock	(4,916)	—	—	(40,070)	—	—	—	—	(40,070)
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(190)	—	(190)	$(190)
Translation adjustment	—	—	—	—	—	—	1,955	—	1,955	1,955
Net income	—	—	—	—	—	7,991	—	—	7,991	7,991

Balance at May 31, 2004	98,346	$1,099	$327,715	$(65,555)	$(774)	$17,471	$2,930	$—	$282,886	$9,756

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	Year Ended May 31,
	2004	2003	2002
Cash flows from operating activities:
Net income (loss)	$7,991	$(3,825)	$8,378
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	13,324	13,931	12,957
Deferred income taxes	(4,513)	1,741	(1,444)
Provision for doubtful accounts	3,317	423	6,250
Loss on the disposal of assets	149	—	—
Early extinguishment of debt expense	—	—	2,321
Tax benefit from stockholder transactions	11,581	4,594	10,594
Tax commitment from exercise of stock options	(2,317)	(1,724)	(5,588)
Accretion on put warrants	—	—	996
Amortization of stock-based compensation	1,377	3,562	8,343
Amortization of discounts on notes payable	68	—	201
Amortization of discount and accretion of premium on marketable securities	652	774	(238)
Restructuring charges	2,210	6,035	3,258
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(8,161)	37,805	(13,427)
Prepaid expenses and other assets	2,285	(3,923)	(6,601)
Accounts payable	838	(6,872)	5,584
Accrued and other liabilities	(5,422)	(4,753)	(3,364)
Income taxes payable	999	—	(5,212)
Deferred revenue and client deposits	(6,545)	144	(17,005)

Net cash provided by operating activities	17,833	47,912	6,003

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(15,879)	(7,823)	(31,638)
Purchase of maintenance contracts	(19,751)	—	—
Purchases of marketable securities	(173,044)	(232,059)	(165,697)
Sales and maturities of marketable securities	150,529	280,814	28,000
Purchases of property and equipment	(4,946)	(6,110)	(11,149)

Net cash (used in) provided by investing activities	(63,091)	34,822	(180,484)

Cash flows from financing activities:
Proceeds from initial public offering, net of offering costs	—	—	197,307
Principal payments on long-term debt	(907)	(1,368)	(972)
Payments on senior subordinated convertible notes	—	—	(10,240)
Exercise of stock options	9,431	6,968	3,938
Issuance of treasury shares for employee stock purchase plan	3,659	6,618	—
Repurchase of common stock	(40,000)	(15,029)	(1,243)

Net cash (used in) provided by financing activities	(27,817)	(2,811)	188,790

(Decrease) increase in cash and cash equivalents	(73,075)	79,923	14,309
Cash and cash equivalents at beginning of year	153,071	73,148	58,839

Cash and cash equivalents at end of year	$79,996	$153,071	$73,148

Supplemental disclosures:
Interest paid	$39	$133	$791
Income taxes (refunded) paid	(514)	(3,821)	6,465

The accompanying notes are an integral part of the consolidated financial statements

LAWSON SOFTWARE, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.     Business Description

        Lawson Software, Inc. (the "Company") provides business application software, services and support to specific service industries. The Company's software includes financials, human resources, procurement, healthcare supply chain, distribution, retail operations, service process optimization, and enterprise performance management applications designed to help manage, analyze and improve its clients' businesses. The Company's applications automate and integrate critical business processes, facilitating collaboration among its clients and their partners, suppliers and employees. The Company also provides professional services that optimize and support the selection, implementation and execution of a customer's e-business technology infrastructure, as well as offering on-going maintenance and other support services.

        The Company is subject to risks and uncertainties including dependence on information technology spending by clients, well-established competitors, concentration of clients in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on principal products and third-party technology, rapid technological change, development of products that gain market acceptance and international expansion.

2.     Summary of Significant Accounting Policies

Basis of Presentation

        The consolidated financial statements include the accounts of the Company and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France, Germany and the Netherlands. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

        The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

Accounts Receivable and Allowance for Doubtful Accounts

        Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to clients. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company's clients. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company's receivables. This provision is included in operating expenses as a general and administrative expense in the Consolidated Statements of Operations. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made impacting future results of operations.

Marketable Securities

        The Company accounts for marketable securities in accordance with provisions of "Statement of Financial Accounting Standards SFAS No. 115", "Accounting for Certain Investments in Debt and Equity Securities". SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders' (deficit) equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of May 31, 2004, $120.5 million of total investments mature within one year and $8.5 million mature beyond one year and within two years.

        As of May 31, 2004 and 2003, the Company's debt and marketable equity securities were as follows (in thousands):

	May 31, 2004			May 31, 2003
	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)
State and local municipalities debt	$129,033	$128,986	$(47)	$105,169	$105,414	$245
US Agency	—	—	—	1,998	2,018	20
Corporate debt	—	—	—	4	9	5

	$129,033	$128,986	$(47)	$107,171	$107,441	$270

Property and Equipment

        Property and equipment are stated at cost less accumulated depreciation. Depreciation is computed using straight-line over the estimated useful lives of the assets, which generally range from three to seven years. Depreciation expense was $9.0 million, $11.6 million, and $11.4 million for the years ended May 31, 2004, 2003, and 2002, respectively.

Revenue Recognition

        The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants ("AICPA") Statement of Position ("SOP") 97-2, "Software Revenue Recognition", as amended by SOP 98-4, "Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition" and SOP 98-9, "Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions", as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin ("SAB") No. 104, "Revenue Recognition". The Company licenses software under non-cancelable license agreements and provides related professional services, including consulting, training, and implementation services, as well as ongoing client support and maintenance. Consulting, training, and implementation services are generally not essential to the functionality of the Company's software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fees. Software arrangements which include fixed-fee service components, are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Software arrangements which include services that are essential to the functionality of the Company's software products are recognized using contract accounting using the percentage-of-completion methodology based on labor hours input. The specific revenue recognition policies of the Company are as follows:

  •
  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when the Company receives an order form from a reseller for a specific end-user sale. The Company does not generally offer rights of return, acceptance clauses or price protection to its clients. In situations where the Company does provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, the Company's software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have vendor-specific objective evidence of fair value, have been delivered.

  •
  Services—Revenues from training and consulting services are recognized as services are provided to clients. Revenues from maintenance contracts are deferred and recognized ratably over the term of the maintenance agreements. Revenues for client support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

Sales Returns and Allowances

        Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, the Company has allowed sales returns and allowances. The Company records a provision for estimated sales returns and allowances on license and services in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors.

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

Advertising Expense

        The Company expenses advertising costs as incurred. Advertising expenses of $9.9 million, $8.8 million, and $14.6 million were charged to sales and marketing expenses during the years ended May 31, 2004, 2003, and 2002, respectively.

Income Taxes

        The Company provides for income taxes using the liability method under SFAS No. 109, "Accounting for Income Taxes," which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

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

        The Company grants credit to clients in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of clients comprising the Company's client base and their dispersion across different industries and geographic areas. No single client accounted for ten percent or more of revenues for fiscal 2004, 2003 or 2002 or of trade accounts receivable at May 31, 2004 or 2003.

Long-Lived Assets

        In accordance with SFAS No. 144 "Accounting for the Impairment or Disposal of Long-Lived Assets", the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management's best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill and Other Intangible Assets

        The changes in the carrying amount of goodwill for the year ended May 31, 2004 are as follows (in thousands):

Balance as of May 31, 2003	$31,410
Goodwill acquired during the year	9,699
Contingent consideration earned	1,075
Currency translation effect	858

Balance as of May 31, 2004	$43,042

        Acquired intangible assets subject to amortization were as follows (in thousands):

	May 31, 2004			May 31, 2003
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$324	$22,616	—	—	—
Acquired technology	14,272	5,183	9,089	$7,673	$2,394	$5,279
Customer lists	11,254	2,594	8,660	8,659	1,466	7,193
Non-compete agreements	632	230	402	100	39	61

	$49,098	$8,331	$40,767	$16,432	$3,899	$12,533

        Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally four to five years for acquired technology, seven to ten years for client lists, and the term of the agreement for non-compete agreements and maintenance contracts. For the years ended May 31, 2004, 2003 and 2002, amortization expense for intangible assets was $4.3 million, $2.4 million and $1.5 million.

        The estimated future annual amortization expense for identified intangible assets is as follows:

2005	$8,750
2006	8,613
2007	6,941
2008	4,660
2009	3,633
Thereafter	8,170

$40,767

        The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, "Goodwill and Other Intangible Assets". Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value (market capitalization plus a control premium). If the market value exceeds the book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If the Company's book value exceeds the market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual goodwill impairment assessment as of May 31, 2004 and 2003, upon which no impairment was recorded.

Stock Split

        Effective August 8, 2001, the Company's Board of Directors authorized a 1.387-for-1 stock split of the then issued and outstanding shares of common stock. All references to common stock amounts, shares and per share data included in the financial statements and related notes have been adjusted to give retroactive effect to the stock split.

Stock-Based Compensation

        The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, "Accounting for Stock Issued to Employees", and complies with the disclosure provisions of SFAS No. 123, "Accounting for Stock-Based Compensation" and SFAS No. 148 "Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board ("FASB") Statement No. 123".

        The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options' vesting period. Had compensation cost for the Company's stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company's net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Year Ended May 31,
	2004	2003	2002
Net income (loss):
As reported	$7,991	$(3,825)	$(21,720)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	840	2,173	5,132
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(7,015)	(6,744)	(5,832)

Pro forma net income (loss)	$1,816	$(8,396)	$(22,420)

Net income (loss) per share:
Basic:
As reported	$0.08	$(0.04)	$(0.27)
Pro forma	$0.02	$(0.09)	$(0.28)
Diluted:
As reported	$0.07	$(0.04)	$(0.27)
Pro forma	$0.02	$(0.09)	$(0.28)

Foreign Currency Translation

        All assets and liabilities of the Company's foreign branches and subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rate during the period. The functional currency for each of the Company's foreign branches and subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders' (deficit) equity. Gains or losses resulting from foreign currency transactions (transactions denominated in a currency other than the entity's local currency) are included in the Consolidated Statements of Operations and are not significant.

Comprehensive Income (Loss)

        Comprehensive income (loss) as defined by SFAS No. 130, "Reporting Comprehensive Income", includes net income (loss) and items defined as other comprehensive income (loss). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the Consolidated Statements of Stockholders' (Deficit) Equity as comprehensive income (loss).

        The following table summarizes the components of accumulated other comprehensive income (loss), net of income taxes (in thousands):

	Year Ended May 31,
	2004	2003	2002
Foreign currency translation adjustment	$2,958	$1,003	$(1,228)
Unrealized gains/losses on investments	(28)	162	16

Accumulated other comprehensive income (loss)	$2,930	$1,165	$(1,212)

Per Share Data

        Net income (loss) per share is computed under the provisions of SFAS No. 128, "Earnings Per Share". Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants.

        The following table sets forth the computation of basic and diluted net income (loss) per share (in thousands, except per share and share amounts):

	Year Ended May 31,
	2004	2003	2002
Basic earnings per share computation:
Net income (loss) applicable to common stockholders	$7,991	$(3,825)	$(21,720)

Weighted average common shares—basic	98,462	98,165	79,630

Basic net income (loss) per share	$0.08	$(0.04)	$(0.27)

Diluted earnings per share computation:
Net income (loss) applicable to common stockholders	$7,991	$(3,825)	$(21,720)

Shares computation:
Weighted average common shares	98,462	98,165	79,630
Effect of dilutive stock options and warrants	8,538	—	—

Weighted average common shares—diluted	107,000	98,165	79,630

Diluted net income (loss) per share	$0.07	$(0.04)	$(0.27)

        Potential dilutive shares of common stock excluded from the diluted net income (loss) per share computations were 0.6 million, 23.1 million and 24.8 million for the years ended May 31, 2004, 2003 and 2002, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with net loss because they were anti-dilutive.

New Accounting Pronouncements

        In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-1, "The Meaning of Other-Than-Temporary Impairment and Its Application to

Certain Investments." The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosure of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company has incorporated the required disclosures for investments accounted for under SFAS No. 115, "Accounting for Certain Investments in Debt and Equity Securities," as required in the fourth quarter of fiscal year 2004, and has chosen to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments) are required in the fourth quarter of fiscal year 2005. Adoption will not have an impact on the Company's statements of consolidated earnings, financial position or cash flows.

3.     Reclassification of Early Extinguishment of Debt Expense

        The Company adopted SFAS No. 145 effective June 1, 2002. Among other matters, SFAS 145 rescinds SFAS No. 4, "Reporting Gains and Losses from Extinguishment of Debt", which required all gains and losses from extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. In connection with its adoption, gains and losses from extinguishments of debt are no longer classified as extraordinary items in the Company's Consolidated Statements of Operations. In addition, prior period financial statements were reclassified to reflect the new standard. As such, the Company reclassified the $2.3 million extraordinary loss on early extinguishment of debt recorded in the third quarter of fiscal 2002 as a separate component of other income (expense) in its Consolidated Statements of Operations.

4.     Other General Expenses

        During fiscal year ended May 31, 2002 the Company recognized $0.7 million in expenses related to business process improvement initiatives designed to prepare the Company for an initial public offering. These costs did not recur in fiscal 2004 or 2003. Business process improvement initiatives consisted of consulting fees to improve the Company's budgeting, forecasting and financial reporting. Such costs were expensed as incurred.

5.     Restructuring

        During fiscal 2004, the Company recorded net restructuring charges of $2.2 million, including $2.3 million for the fiscal 2004 restructuring plan, net of a reversal of $0.1 million for the fiscal 2003 restructuring plan.

Fiscal 2004 Restructuring

        In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The fiscal 2004 plan resulted in the termination of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and administrative and sales and marketing, primarily in the United States. The Company expects to pay all remaining termination benefits as of May 31, 2004 during fiscal 2005.

        The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as of May 31, 2004, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Fiscal 2004 provision for restructuring	$2,250
Cash payments	(2,193)

Balance, May 31, 2004	$57

Fiscal 2003 Restructuring

        In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5.8 million, which included $4.7 million of severance and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the termination of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. The Company expects to pay all remaining termination benefits as of May 31, 2004 during fiscal 2005. Cash payments related to lease obligations were made through October 2003. During the year ended May 31, 2004, the Company adjusted the reserve for $40,000 for employee costs, which the Company had determined would not be incurred.

        The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of May 31, 2004, which are included in accrued compensation and benefits (in thousands):

	Severance and related benefits	Facilities	Total
Balance, May 31, 2003	$299	$604	$903
Cash payments	(131)	(604)	(735)
Adjustments to provision	(40)	—	(40)

Balance, May 31, 2004	$128	$—	$128

Fiscal 2002 Restructuring

        In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. The plan resulted in the termination and payment of severance and related benefits to 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. Cash payments relating to facility closure liabilities are expected to extend through June 2005.

        The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as May 31, 2004, which are included in other accrued liabilities (in thousands):

Facilities
Balance, May 31, 2003	$324
Cash payments	(145)

Balance, May 31, 2004	$179

6.     Acquisitions

        The following acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the Consolidated Statements of Operations since the acquisition date. In accordance with SFAS No. 142, "Goodwill and Other Intangible Assets" goodwill recorded as a result of the acquisition is subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance the Company's focus on targeted vertical markets and to provide additional value-added products and services to its clients.

        On October 15, 2003, the Company acquired all of the outstanding capital stock of Apexion Technologies Inc. ("Apexion") for $8.0 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $8.6 million was allocated to the following assets: $2.9 million to acquired technology, $0.2 million to a client list, $0.1 million to a non-compete clause and $5.4 million to goodwill. The amount of goodwill recognized is not tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Terms of the agreement also provide for additional cash payments ranging from zero to $2.0 million contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned will be recorded as additional goodwill. As of May 31, 2004, no additional consideration had been earned or recorded under this agreement. Apexion provided materials and equipment logistics solutions for the healthcare industry.

        On September 30, 2003, the Company acquired all of the outstanding capital stock of Closedloop Solutions, Inc. ("Closedloop") for $4.2 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $5.0 million was allocated to the following assets: $2.5 million to acquired technology, $0.5 million to a client list, $0.1 million to a non-compete clause and $1.9 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

September 30, 2003
Current assets	$927
Intangible assets	3,100
Goodwill	1,922

Total assets acquired	5,949
Total liabilities assumed	(1,709)

Net assets acquired	4,240

Less cash acquired	(85)

Net cash paid	$4,155

        On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited ("Numbercraft") for $3.7million in cash, net of cash acquired and $0.3 million in notes payable. The excess purchase price over the fair value of the net tangible assets acquired of $4.1 million was allocated to the following assets: $0.9 million to acquired technology, $0.6 million to a client list, $0.3 million to a non-compete clause and $2.3 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of three, four and three years, respectively. Additional cash payments ranging from zero to $7.0 million are contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned will be recorded as additional goodwill. During the fiscal year ended May 31, 2004, $1.1 million of additional consideration was earned and recorded as additional goodwill. This amount and certain elements of the initial purchase price have been included in notes payable to the former principals of Numbercraft. Numbercraft provided solutions for retailers and consumer packaged goods companies that enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

        On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc. acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8.1 million. These assets consist of all software applications, related trademarks, technologies, intangibles and certain fixed assets used in Armature's business. The excess purchase price over the fair value of the net tangible assets acquired of $7.8 million was allocated to the following assets: $1.6 million to acquired technology, $1.8 million to a client list and $4.4 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology and client list are being amortized on a straight-line basis over their estimated useful lives of five and ten years, respectively. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers.

        In connection with the acquisition of Armature, the Company accrued severance costs of $0.3 million for one terminated employee. Such severance costs were fully paid as of May 31, 2003.

        On April 17, 2002, the Company acquired all of the outstanding capital stock of Keyola Corporation (Keyola) for $5.0 million. The excess purchase price over the fair value of the net tangible assets acquired of $5.7 million was allocated to the following assets: $1.4 million to acquired technology, $0.1 million to a non-compete clause and $4.2 million to goodwill. The amount of goodwill recognized is not tax deductible. The acquired technology and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of five and three years, respectively. Additional cash payments ranging from zero to $0.8 million are contingent upon the future performance of Keyola measured through fiscal 2005, and will be recorded as additional goodwill if earned. As of May 31, 2004, no additional consideration had been earned or recorded under this agreement. Keyola developed innovative business intelligence technology to automatically deliver event-driven notifications to organizations.

        In July 2001, the Company completed the acquisition of Account4, Inc. ("Account4"). Account4 provided web-based professional services automation software that enables service organizations to more efficiently manage their businesses and workforce. In this transaction, the Company acquired all the outstanding securities of Account4 in exchange for $31.3 million including the repayment of assumed liabilities, and recognized goodwill and intangible assets in the amount of $18.4 million and $11.3 million, respectively. The amount of goodwill recognized is not tax deductible.

        The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition (in thousands):

July 11, 2001
Current assets	$4,008
Intangible assets	11,314
Goodwill	18,380
Other long-term assets	215

Total assets acquired	33,917

Current liabilities	(2,053)
Deferred tax liability	(2,763)
Long-term debt	(47)

Total liabilities assumed	(4,863)

Net assets acquired	29,054

Less cash acquired	(2,581)

Net cash paid	$26,473

        The intangible assets of $11.3 million were allocated to the following assets: $4.6 million to acquired technology and $6.7 million to a client list. The acquired technology and client list are being amortized on a straight-line basis over their estimated useful lives of five and ten years, respectively. No amounts were allocated to in-process research and development, as Account4 did not have any new products in development at the time of the acquisition.

        The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Closedloop, Armature and Account4 had taken place at the beginning of the periods presented (in thousands, except per share amounts):

	Year Ended May 31,
	2004	2003	2002
Total revenues	$364,243	$347,027	$431,084
Net income (loss) applicable to common stockholders	$7,230	$(8,020)	$(30,480)
Net income (loss) per share—basic	$0.07	$(0.08)	$(0.38)
Net income (loss) per share—diluted	$0.07	$(0.08)	$(0.38)

        The pro forma data gives effect to actual operating results prior to the acquisitions, and adjustments to reflect interest income foregone, eliminate interest expense, increased intangible asset amortization, and income taxes. No effect has been given to cost reductions or operating synergies in this presentation. The unaudited pro forma results of operations are for comparative purposes only and do not necessarily reflect the results that would have occurred had the acquisition occurred at the beginning of the periods presented or the results which may occur in the future. The pro forma data does not include Apexion, Numbercraft or Keyola, as the effects of these acquisitions were not material, individually or in the aggregate, on a pro forma basis.

7.     Purchase of Client Maintenance Contracts

        On April 30, 2004, the Company acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation ("Siemens") for $19.8 million in cash and $4.3 million in other consideration. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to expense during the fourth quarter of fiscal 2004 as the services were performed.

        The asset purchase agreement is part of an overall restructuring of an existing partner agreement between the Company and Siemens. Under the asset purchase agreement, the Company will assume responsibility for supporting clients using its software applications previously supported by Siemens. The asset purchase agreement did not qualify as a business combination under the criteria established in SFAS No. 141 "Business Combinations".

8.     Financial Statement Components

        Supplemental disclosures of non-cash investing and financing transactions (in thousands):

	May 31,
	2004	2003	2002
Accretion on and conversion of preferred stock	$—	$—	$30,098
Preferred stock exchanged for common stock	—	—	29,850
Conversion of redeemable warrants	—	—	3,559
Assets acquired under capital leases	—	390	1,252
Stock option exercises using common stock	70	1,724	5,013
Treasury stock exchanged for warrants	1,428	—	—
Notes payable issued in conjunction with acquisitions	2,399	—	—
Assets acquired through settlement of receivables	2,657	—	—

        Cash paid for acquisitions during the twelve months ended May 31, 2004, 2003 and 2002 (in thousands):

	2004	2003	2002
Details of acquisitions:
Fair value of assets	$20,697	$8,140	$39,653
Less liabilities assumed	(4,593)	(317)	(5,431)

Cash paid	16,104	7,823	34,222
Less cash acquired	(225)	—	(2,584)

Net cash paid for acquisitions	$15,879	$7,823	$31,638

        Certain balance sheet components consist of the following (in thousands):

Rollforward of the allowance for doubtful accounts:
Balance, May 31, 2001	$6,961
Provision	6,250
Write-offs	(5,145)
Recoveries	177

Balance, May 31, 2002	8,243
Provision	423
Write-offs	(2,839)
Recoveries	197
Translation adjustment	416

Balance, May 31, 2003	6,440
Provision	3,317
Write-offs	(5,166)
Recoveries	741
Translation adjustment	301

Balance, May 31, 2004	$5,633

	May 31,
	2004	2003
Property and Equipment, Net
Equipment	$43,660	$44,611
Office furniture	11,182	12,356
Leasehold improvements	9,492	9,521

	64,334	66,488
Less accumulated depreciation and amortization	(47,099)	(45,124)

	$17,235	$21,364

	2004	2003
Deferred Revenue and Client Deposits:
Services	$75,615	$76,797
License	9,175	11,924

Total deferred revenue	84,790	88,721
Less current portion	(83,095)	(86,642)

Long-term portion of deferred revenue	$1,695	$2,079

9.     Credit Facilities and Long-Term Debt

        Long-term debt consists of (in thousands):

	May 31,
	2004	2003
Note payable—interest at 13.00% due in monthly installments of $44 through June 1, 2003	$—	$44
Note payable—interest at 5.20% due in monthly installments of $23 through February 1, 2004	—	225
Note payable associated with Numbercraft acquisition, interest at variable rate due in installments payable in December 2004 and July 2005	2,399	—
Capital leases—payments annually through November 2004. As of May 31, 2004, future minimum lease payments were $243 excluding $7, representing interest	243	882

	2,642	1,151
Less current maturities	(1,652)	(896)

	$990	$255

        Scheduled maturities of long-term debt including capital leases, as of May 31, 2004, are as follows (in thousands):

2004	$1,652
2005	990
2006 and thereafter	—

$2,642

        The Company had a $25.0 million revolving credit facility, which expired on September 30, 2003, at which time the Company had no amounts outstanding under the revolving credit facility and was in compliance with all covenants and restrictions under the credit facility. The Company elected not to renew this agreement.

10.   Recapitalization—Stock Purchase and Exchange Agreement

        On February 23, 2001, the Company closed a Stock Purchase and Exchange Agreement with various investors. In conjunction with the closing, the Company issued 6.1 million shares of Series A Preferred Stock for a total purchase price of $25.2 million. In addition, in February and March 2001, the investors purchased from certain stockholders of the Company 2.3 million shares of the Company's common stock for a total purchase price of $5.4 million. The investors then exchanged the 2.3 million shares of common stock for 1.3 million shares of Series A Preferred Stock with the Company.

        The Company also issued to the investors Senior Subordinated Convertible Notes aggregating $10.0 million, bearing annual interest of 12% and maturing February 23, 2006. From the date of issuance, at the option of the holder, the Senior Subordinated Convertible Notes were convertible into (i) Senior Subordinated Notes aggregating $10.0 million, bearing annual interest of 12% and maturing February 23, 2006, and (ii) seven year mandatorily redeemable warrants to purchase 0.4 million shares of common stock at a price of $0.01 per share. The allocated fair value of the warrants had been accounted for as a discount of $2.1 million on the Senior Subordinated Convertible Notes and was being amortized to interest expense over the term of the notes. As these warrants enabled the holders to put the warrant to the Company at fair value on February 23, 2006, if the Company had not completed a qualifying initial public offering, the warrants were considered a debt instrument in accordance with Emerging Issues Task Force ("EITF") Issue No. 00-19. Therefore, the Company recorded $0.5 million of interest expense during the year ended May 31, 2001 relating to the increase in the fair value of the warrants as provided by FIN No. 28, "Accounting for Appreciation Rights and other Variable Stock Option or Award Plans". Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded a charge in fiscal 2002, for the total amount of the unamortized debt issuance costs and the discount on the notes of $2.3 million (Notes 3 and 9).

        The Series A Preferred Stock were deemed to include a beneficial conversion feature. At the date of issue, the Company allocated the entire gross proceeds of $30.0 million to the beneficial conversion feature and was accreting the beneficial conversion feature over the redemption period using the effective interest method. The Company recorded no accretion in fiscal 2003 and $0.1 million in fiscal 2002, relating to the beneficial conversion feature. As a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock in fiscal 2002 (Note 11).

11.   Common Stock

        The Company closed its initial public offering on December 12, 2001, at which time the Company issued 13.7 million shares of common stock from the primary offering, 10.3 million shares of common stock upon conversion of all of the outstanding shares of Series A Preferred Stock, 1.7 million shares of common stock as part of the over-allotment option exercise and 0.4 million shares of common stock issued upon the exercise of warrants and sold as part of the over-allotment option exercise. The Company received proceeds, net of commissions and expenses of $197.3 million in the initial public offering. Due to the repayment of the notes prior to the scheduled maturity date, the Company recorded a charge in fiscal 2002 for the total amount of the unamortized debt issuance costs and the discount on the notes of $2.3 million. Additionally, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, the Company recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of the Company's preferred stock in fiscal 2002. The Company also recognized accretion on the preferred stock of $0.1 million for the year ended May 31, 2002.

        In June 2003, the Company's Board of Directors authorized the repurchase, from time to time, of up to $50.0 million of its common shares. Shares are repurchased from time to time as market conditions warrant either through open market transactions, block purchases, private transactions or other means. The repurchases are funded primarily from proceeds derived from the Company's stock option and employee stock purchase plans, and supplemented with portions of available cash from operations. The repurchased shares are used for general corporate purposes. No time limit has been set for the completion of the program. During the year ended May 31, 2004, a total of 4.9 million shares were repurchased for $40.0 million in cash and $0.1 million in non-cash transactions.

        In December 2002, the Company's Board of Directors authorized the repurchase, from time to time, of up to $15.0 million of its common shares. During the year ended May 31, 2003, a total of 2.9 million shares were repurchased for $15.0 million. The share repurchase was largely funded by cash proceeds obtained from exercise of employee stock options and the employee stock purchase plan, and will be used for general corporate purposes. The repurchased common shares are recorded as treasury stock and result in a reduction of stockholders' equity.

12.   Stock Option Plans

        The Company's 1996 Stock Incentive Plan reserves a total of 27.7 million shares of common stock for issuance of stock options to employees. In addition, the Company has also historically granted to employees individual stock options, which were not under a stock option plan. The total number of stock options outstanding outside the stock option plan were 0.9 million, 1.4 million and 1.4 million at May 31, 2004, 2003 and 2002, respectively. Option grants may be of incentive or non-qualified stock options for the purchase of shares of the Company's common stock at exercise prices determined by the Company's Board of Directors. Generally, options granted to employees vest over a three-year to five-year period and expire ten years after the date of grant. Prior to the initial public offering, the Company historically determined the exercise price of stock options granted by reference to the most recent independent valuation performed in conjunction with the Company's ESOP. After the initial public offering, the Company determines the exercise price using the closing market value.

        In February 2001, the stockholders of the Company approved the 2001 Stock Incentive Plan, which became effective upon the initial public offering. The plan provides for the granting of stock options, including incentive stock options and non-qualified stock options, restricted stock, performance awards and other stock-based awards. There are 35.0 million shares of the Company's common stock reserved for issuance under the plan.

        The following summarizes employee stock option activity under and outside of the plan (in thousands, except per share amounts):

	Number of Shares	Exercise Price Per Share	Weighted Average Exercise Price
Outstanding, May 31, 2001	26,573	$0.54-$2.97	$1.95
Canceled	(1,064)	$1.87-$6.49	$2.48
Granted below fair market value	479	$2.25-$14.00	$7.50
Granted at fair market value	96	$4.06-$16.26	$13.18
Exercised	(3,634)	$0.54-$6.49	$1.17

Outstanding, May 31, 2002	22,450	$0.54-$16.26	$2.22
Canceled	(1,355)	$1.87-$14.00	$3.34
Granted at fair market value	3,789	$3.99-$6.24	$5.26
Exercised	(4,181)	$0.59-$5.20	$1.66

Outstanding, May 31, 2003	20,703	$0.54-$16.26	$2.83
Canceled	(786)	$2.25-$14.00	$5.74
Granted at fair market value	4,078	$5.09-$9.77	$7.08
Exercised	(4,586)	$0.54-$8.10	$2.07

Outstanding, May 31, 2004	19,409	$0.54-$16.26	$3.77

        Stock options exercisable at May 31, 2004, 2003 and 2002 were 12.4 million, 13.6 million and 12.4 million, respectively.

        The following table summarizes fixed-price stock options outstanding at May 31, 2004 (in thousands, except per share amounts):

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number Exercisable	Weighted- Average Exercise Price
$0.54-$0.59	1,126	1.58	$0.55	1,126	$0.55
$1.23-$1.87	217	3.37	$1.40	217	$1.40
$2.25-$2.32	8,673	5.61	$2.26	7,403	$2.26
$2.97	2,219	6.76	$2.97	1,530	$2.97
$3.99-$6.49	4,487	8.37	$5.59	1,681	$5.51
$7.20-$9.77	2,588	9.32	$7.54	290	$7.32
$14.00-$16.26	99	6.46	$4.71	59	$14.56

$0.54-$16.26	19,409	6.62	$3.77	12,306	$2.79

        There was no deferred compensation relating to stock options granted below fair market value in the years ended May 31, 2004 and 2003 and $1.6 million in fiscal 2002. Such deferred compensation is amortized over the vesting periods of the related stock options, which generally range from three to five years. This compensation is recognized on an accelerated basis in accordance with FIN No. 28. Compensation expense recognized relating to stock options granted below fair market value was $1.4 million, $3.6 million and $8.6 million during the years ended May 31, 2004, 2003 and 2002, respectively.

        See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net income (loss) and net income (loss) per share.

        The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	2004	2003	2002
Dividend yield	—	—	—
Risk free interest rate	3.6%	3.7%	4.5%
Expected life	5 years	5 years	5 years
Expected volatility	65.0%	75.0%	75.0%
Estimated fair value of options granted per share	$4.08	$3.34	$10.39

13.   Stock Warrants and Options Issued to Non-Employees

        At May 31, 2004, the Company had one outstanding fully vested stock warrant. The warrant, issued in fiscal 2000 with a five-year life, expires in July 2005 and allows the holder to purchase 1.0 million shares of the Company's common stock at an exercise price of $4.64 per share. In January 2004, a stock warrant issued in 2000, with a four-year life was exercised by its holder. The warrant allowed the holder to purchase 1.2 million shares of the Company's common stock at an exercise price of $4.64. The warrant was exercised on a net basis, resulting in the issuance of 0.6 million shares of common stock from treasury, which resulted in a $1.4 million reduction to additional paid-in capital.

        On September 27, 2000, the Company issued stock options to purchase 69,350 shares of the Company's common stock at $2.32 per share to a non-employee in conjunction with a consulting agreement. The Company accounted for the options in accordance with EITF Issue No. 96-18 "Accounting for Equity Instruments with Variable Terms That Are Issued for Consideration Other Than Employee Service under FASB Statement No. 123, Accounting for Stock-Based Compensation". In May 2001, the options were fully vested and the Company recorded compensation expense of $0.7 million relating to these stock options.

14.   Profit Sharing and 401(k) Retirement Plan

        The Company has a defined contribution profit sharing plan, which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan upon employment and are eligible for the Company match after completing one year of service. Participants may contribute up to 15% of their gross earnings to the plan. The Company matches 50% of the first 4% of employee contributions and may make additional contributions as determined by the Board of Directors. The Company recorded 401(k) matching contribution expense of approximately $2.4 million, $2.3 million and $2.2 million for the years ended May 31, 2004, 2003, and 2002, respectively.

15.   Employee Stock Ownership Plan

        In May 2002, the Company terminated the ESOP, subject to completion of applicable government filings. In December 2002, the Company received final approval by the Internal Revenue Service. Prior to the termination, certain employees who were ESOP participants had the right to require the Company to repurchase any vested ESOP shares they received at the market price. Consequently, shares held by those ESOP participants were considered mandatorily redeemable common stock and were recorded at the estimated fair market value at each balance sheet date. As a result of the plan termination, the mandatory redemption feature terminated, and the mandatorily redeemable common stock amounts were eliminated from the accompanying balance sheet as of May 31, 2003. There were zero and 59 mandatorily redeemable shares outstanding as of May 31, 2003 and 2002, respectively. The Company expects that all remaining shares held in the plan will be distributed to participants in the first quarter of fiscal 2005. The termination did not have a material effect on the Company's financial position, results of operations or cash flows. There was no ESOP contribution for the fiscal year ended May 31, 2002.

16.   Employee Stock Purchase Plan

        In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan, which was effective as of the Company's initial public offering. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The plan allows eligible employees to purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each. There are 20.8 million shares of the Company's common stock reserved for issuance under the plan, of which 18.8 million shares were available for issuance as of May 31, 2004. Shares issued under this plan were 0.6 million and 1.4 million shares in the years ended May 31, 2004 and 2003, respectively.

17.   Income Taxes

        The provision (benefit) for income taxes consists of the following components (in thousands):

	Year Ended May 31,
	2004	2003	2002
Current:
Federal	$9,552	$(3,968)	$5,214
State	2,284	(219)	1,816

	11,836	(4,187)	7,030

Deferred:
Federal	(4,604)	1,434	(1,118)
State	91	307	(326)

	(4,513)	1,741	(1,444)

	$7,323	$(2,446)	$5,586

        A reconciliation of the expected federal income tax provision (benefit) at the statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2004	2003	2002
Taxes computed at statutory rate	35.0%	(35.0)%	35.0%
Valuation allowance	7.8	—	—
Nondeductible expenses	5.1	15.4	5.6
State taxes, net of federal benefit	3.9	(6.2)	6.2
Tax exempt interest income	(4.9)	(13.8)	(3.1)
Other, net	0.9	0.6	(3.7)

	47.8%	(39.0)%	40.0%

        Temporary differences comprising net deferred tax assets are as follows (in thousands):

	May 31,
	2004	2003
Current:
Allowance for doubtful accounts	$2,197	$2,540
Accrued liabilities and other	9,898	8,140
Deferred revenue	3,216	3,693

Total current	$15,311	$14,373

Noncurrent:
Depreciation and amortization	$(3,735)	$(3,333)
Stock-based compensation	5,980	7,645
Accrued liabilities and other	396	240
Deferred revenue	661	820
Deferred rent	678	711
Net operating loss carryforwards	29,051	14,064
Tax loss carryforwards	1,538	—

Subtotal	34,569	20,147
Valuation allowance	(22,225)	(11,527)

Total noncurrent	$12,344	$8,620

        As of May 31, 2004, the Company had federal tax loss carryforwards of approximately $19.8 million representing a $6.9 million deferred tax asset. The federal tax loss carryforwards will expire in 2019 through 2023, if not utilized. There was no valuation allowance related to this deferred tax asset as of May 31, 2004.

        As of May 31, 2004, the Company had state tax loss carryforwards of approximately $36.9 million representing a $1.5 million deferred tax asset. The state tax loss carryforwards will expire in 2004 through 2021, if not utilized. The Company had provided a partial valuation allowance of $0.9 million as of May 31, 2004, primarily related to certain acquired deferred income tax assets, due to the uncertainty in realization prior to expiration.

        As of May 31, 2004, the Company had foreign tax loss carryforwards of approximately $68.2 million representing a $20.6 million deferred tax asset. The Company has provided a full valuation allowance related these deferred tax assets due to the uncertainty in realization. The majority of the foreign tax loss carryforwards are available indefinitely.

        As of May 31, 2004, the Company had other federal and state tax credits and carryforwards of approximately $2.7 million representing a $1.9 million deferred tax asset. The federal and state credits and carryforwards will expire in 2004 through 2023, if not utilized. The Company has provided a partial valuation allowance of $0.7 million as of May 31, 2004 due to the uncertainty in realization prior to expiration.

        The Company's methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future stock option deductions from outstanding stock options, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

        Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended May 31, 2004, the Company did not pay any significant income taxes over that period because tax deductions from the exercise of stock options granted prior to the Company's initial public offering generated tax operating losses for the years ended May 31, 2004, 2003 and 2002. In assessing the realizability of its deferred tax assets as of May 31, 2004, the Company considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of May 31, 2004; and the estimated future taxable income based on historical operating results.

        After giving consideration to these factors, the Company concluded that it was more likely than not that tax loss carryforwards and other tax credits that expire within the next ten years will not be utilized primarily due to the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2004. As a result, for the year ended May 31, 2004, the Company established a valuation allowance through the provision for income taxes of $1.2 million for certain deferred tax assets associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards.

        The Company also concluded that it was more likely than not that the net deferred tax assets of $27.7 million as of May 31, 2004 and as well as the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2004 would be utilized prior to expiring in greater than ten years. Based on this conclusion, the Company would require approximately $150 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $27.7 million as of May 31, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of May 31, 2004. Additionally, the Company determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could reach in excess of $50 million if the stock options outstanding and in-the-money as of May 31, 2004 are exercised.

        In the event that the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options; or the Company's stock price increases significantly without a corresponding increase in taxable income, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

18.   Commitments and Contingencies

Employment Agreements

        The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

Operating Leases

        The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Some of the lease agreements include escalation clauses. In 1999, in conjunction with a decision to move to its present facility, the Company recorded a charge and related reserve relating to estimated sublease shortfalls on its former Minneapolis headquarters lease that expired in June 2003. Sublease shortfalls represent the difference between the total remaining lease obligation and the amount of any estimated sublease recoveries. The Company recorded zero, $0.6 million and $0.2 million for the years ended May 31, 2004, 2003 and 2002, respectively, of additional lease abandonment expense related to this location in response to conditions in the real estate market and the loss of two subtenants. Rent expense under operating leases was approximately $14.4 million, $16.1 million, and $15.9 million for the years ended May 31, 2004, 2003, and 2002, respectively.

        Future minimum lease payments are summarized as follows (in thousands):

2005	$9,694
2006	7,636
2007	7,144
2008	7,286
2009	7,251
Thereafter	39,495

Total minimum lease payments	$78,506

Indemnification and Guarantee Agreements

        The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third party. These agreements generally limit the Company's indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company's employees, assign to it various intellectual property rights. The Company has never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2004.

        The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services, including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company's vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. The Company has never incurred costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2004.

        The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2004.

        Delaware law and the Company's certificate of incorporation and bylaws provide that the Company shall, under certain circumstances and subject to certain limitations, indemnify any person made or threatened to be made a party to a proceeding by reason of that person's former or present official capacity with the Company against judgments, penalties, fines, settlements and reasonable expenses. Any such person also is entitled, subject to limitations, to payment or reimbursement of reasonable expenses in advance of the final disposition of the proceeding. An agreement between the Company and a former director requires the Company to indemnify him for expenses and liabilities incurred by him in any proceeding by reason of his status as a director with the Company to the extent permitted by Delaware law and as authorized in the Company's certificate of incorporation. The maximum potential amount of future payments the Company could be required to make under these indemnification arrangements is unlimited; however, the Company has insurance policies that enables the Company to recover a portion of certain amounts paid. The Company has never incurred costs payable to an indemnitee to defend lawsuits or settle claims related to these indemnification arrangements. As a result, management believes the estimated fair value of these arrangements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2004.

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

Legal

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

Acquisitions

        When, as part of an acquisition, the Company acquires all of the stock or all of the assets and liabilities of a company, it assumes the liability for certain events or occurrences that took place before the date of acquisition. The maximum potential amount of future payments the Company could be required to make for such obligations is undeterminable at this time. Accordingly, there are no liabilities recorded for these items as of May 31, 2004.

        The Company has contingent consideration agreements related to acquisitions, based on the acquired company's future performance, as summarized in the table below. Contingent consideration earned is recorded as additional goodwill.

Acquisition	Through	Initial Potential Contingent Consideration	Earned	Expired	Remaining Potential Contingent Consideration
Apexion	November, 2005	$2,000	$—	$—	$2,000
Numbercraft	May, 2007	9,000	1,075	925	7,000
Keyola	May, 2005	3,000	—	2,250	750

Total		$14,000	$1,075	$3,175	$9,750

Other Commitments

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

        The following table presents a summary of revenues and long-lived assets summarized by geographic region (in thousands):

	Year Ended May 31,
	2004	2003	2002
Revenues:
Domestic operations	$340,318	$322,986	$398,931
International operations	23,265	21,332	29,405

Consolidated	$363,583	$344,318	$428,336

	May 31,
	2004	2003
Long-lived assets:
Domestic operations	$84,482	$54,373
International operations	16,562	10,934

Consolidated	$101,044	$65,307

        The following table presents revenues for license fees, maintenance and consulting services (in thousands):

	Year Ended May 31,
	2004	2003	2002
Components of revenues:
License fees	$92,338	$77,614	$150,243
Services:
Maintenance	154,938	142,645	134,966
Consulting	116,307	124,059	143,127

Total services	271,245	266,704	278,093

Total revenues	$363,583	$344,318	$428,336

20.   Related Parties

        The Company has utilized the marketing and consulting services of one of the Company's directors and of that director's firm. Total fees paid to the director and the director's firm were zero, $0.1 million, and $0.02 million for the years ended May 31, 2004, 2003 and 2002, respectively. The Company also purchased software from a company of which this individual is also a director. The software purchase and services totaled $0.2 million and $0.6 million for the years ended May 31, 2003 and 2002. This individual resigned as director of the Company on May 19, 2003 and provided limited consulting services to the Company in fiscal 2004.

        On June 1, 2001, the Company entered into a service agreement with Triad Conferences (formerly NCG, Inc.) (Triad) a company controlled by a stockholder and former employee of the Company. Under the terms of the agreement, Triad provides the Company strategic event planning services. Total fees paid to Triad were $8.3 million for the year ended May 31, 2002. During fiscal 2003 and fiscal 2004, the Company continued to utilize its services, however the related individual was no longer affiliated with Triad.

21.   Subsequent Event

        On July 26, 2004, the Company's Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights will be distributed as a non-taxable dividend at the rate of one Right for each share of Common Stock held as of the close of business on July 28, 2004. Each Right will entitle stockholders to buy one-one hundredth of a newly issued share of Series B Junior Participating Stock of the Company at an exercise price of $29.00. The Rights will be exercisable only if a person or group, other than an exempted person, acquires beneficial ownership of, or makes a tender for, 15 percent or more of the Company's outstanding Common Stock.

        If any person, other than an exempted person becomes the beneficial owner of 15 percent or more of the Company's outstanding Common Stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right's then current exercise price shares of the Company's Common Stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15 percent or more of the Company's outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right's then current exercise price shares of common stock of such other person having a market value equal to twice the then current exercise price.

        The Company's Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time prior to a person or group acquiring 15 percent or more of the Company's Common Stock. Otherwise, the Rights will expire on July 28, 2014.

22.   Supplemental Quarterly Financial Information (Unaudited):

        Summarized quarterly supplemental consolidated financial information for 2004 and 2003 are as follows (in thousands, except per share amounts):

	Quarter Ended
	August 31	November 30	February 29	May 31
Fiscal 2004
Total revenues	$88,002	$84,265	$91,606	$99,710
Gross profit	51,810	46,546	53,437	59,543
Income (loss) before income taxes	5,311	(2,105)	4,225	7,883
Net income (loss)	3,240	(1,284)	2,577	3,458
Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.03	$0.04
Diluted	0.03	(0.01)	0.02	0.03
Fiscal 2003
Total revenues	$87,446	$87,807	$78,406	$90,659
Gross profit	46,430	48,305	41,340	52,159
(Loss) income before income taxes	(3,056)	(5,713)	(1,165)	3,663
Net (loss) income	(1,864)	(3,485)	(711)	2,235
Net (loss) income per share:
Basic	$(0.02)	$(0.04)	$(0.01)	$0.02
Diluted	(0.02)	(0.04)	(0.01)	0.02

        No cash dividends have been declared or paid in any period presented.