Form 10-Q
period 2004-08-31
LAWSON SOFTWARE INC
filed 2004-10-08
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2004

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

The number of shares of the registrant’s common stock outstanding as of October 5, 2004 was 98,246,276.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 31, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$112,075	$79,996
Marketable securities	65,032	120,465
Trade accounts receivable, net	55,920	65,236
Deferred income taxes	15,311	15,311
Prepaid expenses and other assets	20,635	20,450

Total current assets	268,973	301,458

Long-term marketable securities	7,369	8,521
Property and equipment, net	15,978	17,235
Goodwill	42,606	43,042
Other intangible assets, net	38,516	40,767
Deferred income taxes	12,183	12,344
Other assets	195	231

Total assets	$385,820	$423,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,235	$1,652
Accounts payable	10,836	14,391
Accrued compensation and benefits	17,745	25,086
Other accrued liabilities	9,520	11,898
Deferred revenue and client deposits	64,870	83,095
Total current liabilities	104,206	136,122
Long-term debt, less current portion	996	990
Other long-term liabilities	3,438	3,600
Total liabilities	108,640	140,712
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,106	1,099
Additional paid-in capital	330,950	327,715
Treasury stock, at cost	(74,240)	(65,555)
Deferred stock-based compensation	(499)	(774)
Retained earnings	17,055	17,471
Accumulated other comprehensive income	2,808	2,930
Total stockholders’ equity	277,180	282,886
Total liabilities and stockholders’ equity	$385,820	$423,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Revenues:
License fees	$13,251	$22,661
Services	69,434	65,341
Total revenues	82,685	88,002
Cost of revenues:
Cost of license fees	2,375	4,091
Cost of services	36,456	32,101
Total cost of revenues	38,831	36,192

Gross profit	43,854	51,810

Operating expenses:
Research and development	15,647	14,935
Sales and marketing	20,957	22,998
General and administrative	8,250	9,225
Restructuring	(75)	(40)
Amortization of acquired intangibles	385	245
Total operating expenses	45,164	47,363

Operating (loss) income	(1,310)	4,447

Other income:
Interest income	657	882
Interest expense	(13)	(18)
Total other income	644	864

(Loss) income before income taxes	(666)	5,311
(Benefit) provision for income taxes	(249)	2,071
Net (loss) income	$(417)	$3,240

Net (loss) income per share:
Basic	$0.00	$0.03
Diluted	$0.00	$0.03
Shares used in computing net (loss) income per share:
Basic	98,294	98,465
Diluted	98,294	107,108

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31, 2004	August 31, 2003
Cash flows from operating activities:
Net (loss) income	$(417)	$3,240
Adjustments to reconcile net (loss) income to net cash (used in) provided by operating activities:
Depreciation and amortization	4,232	2,708
Deferred income taxes	161	—
Provision for doubtful accounts	625	1,204
Tax benefit from stockholder transactions	1,067	2,126
Tax commitment from exercise of stock options	(651)	(587)
Amortization of stock-based compensation	22	699
Amortization of discounts on notes payable	22	—
Amortization of discount and accretion of premium on marketable securities	58	380
Restructuring	(75)	(40)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	8,691	(1,702)
Prepaid expenses and other assets	(164)	2,158
Accounts payable	(3,555)	(4,152)
Accrued and other liabilities	(8,587)	(4,451)
Income taxes payable	(988)	—
Deferred revenue and client deposits	(18,385)	(416)
Net cash (used in) provided by operating activities	(17,944)	1,167

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(3,739)
Purchases of marketable securities	(14,400)	(7,629)
Sales and maturities of marketable securities	70,968	40,245
Purchases of property and equipment	(833)	(1,320)
Net cash provided by investing activities	55,735	27,557

Cash flows from financing activities:
Principal payments on debt	(105)	(272)
Exercise of stock options	2,025	2,444
Issuance of treasury shares for employee stock purchase plan	2,368	2,175
Repurchase of common stock	(10,000)	(5,288)
Net cash used in financing activities	(5,712)	(941)
Increase in cash and cash equivalents	32,079	27,783
Cash and cash equivalents at beginning of period	79,996	153,071
Cash and cash equivalents at end of period	$112,075	$180,854

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.                                      BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the period ended August 31, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2005. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2004.

2.                                      STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123”.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net (loss) income would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

		Three Months Ended August 31,
		2004	2003
Net (loss) income:
	As reported	$(417)	$3,240
Add:	Stock-based employee compensation expense included in reported net (loss) income, net of taxes	14	426
Deduct:	Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,993)	(1,584)
Pro forma net (loss) income		$(2,396)	$2,082
Net (loss) income per share:
Basic:
As reported		$0.00	$0.03
Pro forma		$(0.02)	$0.02
Diluted:
As reported		$0.00	$0.03
Pro forma		$(0.02)	$0.02

3.                                      PER SHARE DATA

Basic earnings per share is computed using the net (loss) income and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflects the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants (in thousands, except per share amounts).

	Three Months Ended August 31,
	2004	2003
Basic earnings per share computation:

Net (loss) income	$(417)	$3,240
Weighted average common shares – basic	98,294	98,465
Basic net (loss) income per share	$0.00	$0.03

Diluted earnings per share computation:

Net (loss) income	$(417)	$3,240
Shares calculation:
Weighted average common shares	98,294	98,465
Effect of dilutive stock options	—	8,021
Effect of dilutive warrants	—	622
Weighted average common shares – diluted	98,294	107,108
Diluted net (loss) income per share	$0.00	$0.03

Potential dilutive shares of common stock excluded from the diluted net (loss) income per share computations were 19.6 million and 0.2 million as of August 31, 2004 and 2003, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.                                      NEW ACCOUNTING PRONOUNCEMENT

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which the Company has none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on the Company’s statements of consolidated operations, financial position or cash flows.

5.                                      COMPREHENSIVE (LOSS) INCOME

The following table presents the calculation of comprehensive (loss) income (in thousands, except per share amounts):

	Three Months Ended August 31,
	2004	2003
Net (loss) income	$(417)	$3,240
Unrealized gain (loss) on available-for-sale investments, net of taxes	26	(60)
Foreign currency translation adjustment	(148)	(770)
Other comprehensive loss	(122)	(830)
Comprehensive (loss) income	$(539)	$2,410

6.                                      RESTRUCTURING

During the three months ended August 31, 2004 and 2003, the Company recorded reversals of restructuring charges of $0.08 million and $0.04 million, respectively, for certain employee costs it determined would not be incurred.

Fiscal 2004 Restructuring

During fiscal 2004, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The fiscal 2004 plan resulted in the termination of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and administrative and sales and marketing, primarily in the United States. The Company expects to pay all remaining termination benefits during fiscal 2005.

The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as of August 31, 2004, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance May 31, 2004	$57
Adjustment to provision	(26)
Balance, August 31, 2004	$31

Fiscal 2003 Restructuring

During fiscal 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5.8 million, which included $4.7 million of severance and related benefits and $1.1 million for the closure and consolidation of facilities. The plan included the termination of 244 employees in various functions including administrative, professional and managerial in the United States, Canada and Europe, all of which were terminated during the second quarter of fiscal 2003. The Company expects to pay all remaining termination benefits during fiscal 2005.

The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan and the remaining balances as of August 31, 2004, which are included in other accrued liabilities (in thousands):

Severance and related benefits
Balance, May 31, 2004	$128
Cash payments	(29)
Adjustment to provision	(49)
Balance, August 31, 2004	$50

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

The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as of August 31, 2004, which are included in other accrued liabilities (in thousands):

Facilities
Balance, May 31, 2004	$179
Cash payments	(26)
Balance, August 31, 2004	$153

7.                                      GOODWILL AND INTANGIBLE ASSETS

                The changes in the carrying amount of goodwill for the three months ended August 31, 2004 are as follows (in thousands):

Balance as of May 31, 2004	$43,042
Goodwill acquired during the period	—
Contingent consideration adjustment	(289)
Currency translation effect	(147)
Balance as of August 31, 2004	$42,606

                Acquired intangible assets subject to amortization were as follows (in thousands):

	August 31, 2004			May 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$1,309	$21,631	$22,940	$324	$22,616
Acquired technology	14,225	5,977	8,248	14,272	5,183	9,089
Client lists	11,208	2,908	8,300	11,254	2,594	8,660
Non-compete agreements	627	290	337	632	230	402
	$49,000	$10,484	$38,516	$49,098	$8,331	$40,767

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for client lists, and the term of the agreement for non-compete agreements and maintenance contracts. For the three months ended August 31, 2004 and 2003, amortization expense for intangible assets was $2.2 million and $0.7 million, respectively.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2005	$6,499
2006	8,613
2007	6,941
2008	4,660
2009	3,633
Thereafter	8,170
$38,516

8.                                      COMMITMENTS AND CONTINGENCIES

The Company has contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $9.8 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration is recorded as additional goodwill. During the three months ended August 31, 2004 no additional consideration had been earned under these agreements.

The Company is involved in various claims and legal actions in the normal course of business. Management is of the opinion that the outcome of such legal actions will not have a significant adverse effect on the Company’s financial position, results of operations or cash flows. Notwithstanding management’s belief, an unfavorable resolution of some or all of these matters could materially affect the Company’s future results of operations and cash flows.

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

9.                                      SUPPLEMENTAL CASH FLOW INFORMATION

Cash paid for the acquisition of Numbercraft Limited (“Numbercraft”) during the three months ended August 31, 2003 (in thousands):

Three Months Ended
August 31, 2003
Details of acquisition:
Fair value of assets	$5,580
Less liabilities assumed	(1,715)
Cash paid	3,865
Less cash acquired	(126)
Net cash paid for acquisition	$3,739

10.                               SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France and the Netherlands. The following table presents revenues and long-lived assets summarized by geographic region (in thousands):

	Three Months Ended August 31,
	2004	2003
Revenues:
Domestic operations	$77,971	$82,653
International operations	4,714	5,349
Consolidated	$82,685	$88,002

	August 31, 2004	May 31, 2004
Long-lived assets:
Domestic operations	$81,569	$84,482
International operations	15,531	16,562
Consolidated	$97,100	$101,044

The following table presents revenues for license fees, maintenance and consulting services (in thousands):

	Three Months Ended August 31,
	2004	2003
Components of revenues:
License fees	$13,251	$22,661
Services:
Maintenance	40,682	37,224
Consulting	28,752	28,117
Total services	69,434	65,341
Total revenues	$82,685	$88,002

11.                               COMMON STOCK REPURCHASES

In June 2003, the Company’s Board of Directors authorized the repurchase, from time to time, up to $50.0 million of the Company’s common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means. During the three months ended August 31, 2004, the Company completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

12.                               INCOME TAXES

The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The Company’s effective tax rate was 37.4% for the three months ended August 31, 2004, 47.8% for fiscal 2004, and 39.0% for the three months ended August 31, 2003.  The change in the effective tax rate from the three months ended August 31, 2003 was primarily due to the impact of changes in actual and forecasted permanent book to tax differences.  The change in the effective tax rate from fiscal 2004 was primarily a result of the Company recording a $1.2 million valuation allowance for net deferred tax assets in fiscal 2004. The Company determined no additional valuation allowance was necessary during the three months ended August 31, 2004.

The Company reviews its annual effective tax rate on a quarterly basis and makes necessary changes. The estimated annual effective tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes.

13.                               SUBSEQUENT EVENT

On September 28, 2004, the Company’s Board of Directors approved management’s plan, developed in late September 2004, that is designed to enhance the Company’s operating effectiveness and profitability. Under the plan, the Company will streamline structure, consolidate leadership and reduce long-term costs to realign projected expenses with anticipated revenue levels. The plan includes a reduction of approximately 100 employees in the United States and the United Kingdom, which will result in a charge for severance and related benefits of approximately $2.5 million in the second quarter ending November 30, 2004. The reduction includes employees who work in operations, marketing, sales, research and development, maintenance and services. All terminations and related payments are expected to be completed during fiscal 2005.

Management of the Company is continuing to evaluate other cost reduction opportunities that may result in additional charges in the second quarter ending November 30, 2004 and during the remainder of fiscal 2005. Management has not completed its evaluation and plan, and therefore the probability, nature, amount and timing of any additional charges are not currently determinable.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock”. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.

Business Overview

We provide business application software, services and support that help services organizations to manage, analyze and improve their businesses. The markets we serve include healthcare, government and education, retail, financial services (including banking, insurance and other financial services), and professional services. We derive revenues from licensing business application software and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing client support. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. Additionally, we generate a portion of our revenues from reselling our business application software through third-party vendors. We have offices and affiliates serving North and South America, Europe, Asia, Africa and Australia.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to the Condensed Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

We believe the critical accounting polices listed below reflect our more significant judgments, estimates and assumptions used in the preparation of our condensed consolidated financial statements.

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

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition”, as amended by SOP 98-4, “Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition” and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing client support. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Software arrangements which include services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

•                  Software License Fees— License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our clients. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, support or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue.   In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

•                  Services—Revenues from training and consulting services are recognized as services are provided to clients. Revenues from support contracts are deferred and recognized ratably over the term of the support agreements. Revenues for client support that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

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

Income Taxes.  Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net (loss) income in the period in which such a determination is made.

We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. As of May 31, 2004, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $27.7 million. For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to our utilization.

As of August 31, 2004, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $27.5 million. For the three months ended August 31, 2004, we determined that no additional valuation allowance was necessary.

Our methodology for determining the realizability of our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future stock option deductions from outstanding stock options, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended May 31, 2004, we did not pay any significant income taxes over that period because tax deductions from the exercise of stock options granted prior to our initial public offering generated tax operating losses for the years ended May 31, 2004, 2003 and 2002. In assessing the realizability of our deferred tax assets as of May 31, 2004, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of May 31, 2004; and the estimated future taxable income based on historical operating results.

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

As of August 31, 2004, we updated our analysis to reflect the necessary changes in estimates and determined that no additional valuation allowance was necessary.

We also concluded that it was more likely than not that the net deferred tax assets of $27.5 million as of August 31, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding as of August 31, 2004 would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $105 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $27.5 million as of August 31, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of August 31, 2004. Additionally, we determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could reach in excess of $40 million if the stock options outstanding and in-the-money as of August 31, 2004 are exercised.

In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimatable and probable.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended August 31,
	2004	2003

Revenues:
License fees	16.0%	25.8%
Services	84.0	74.2
Total revenues	100.0	100.0

Cost of revenues:
Cost of license fees	2.9	4.6
Cost of services	44.1	36.5
Total cost of revenues	47.0	41.1

Gross margin	53.0	58.9

Operating expenses:
Research and development	18.9	17.0
Sales and marketing	25.3	26.1
General and administrative	10.0	10.5
Restructuring	(0.1)	(0.1)
Amortization of acquired intangibles	0.5	0.3
Total operating expenses	54.6	53.8

Operating (loss) income	(1.6)	5.1

Other income	0.8	0.9
(Loss) income before income taxes	(0.8)	6.0
(Benefit) provision for income taxes	(0.3)	2.3
Net (loss) income	(0.5)%	3.7%

Three Months Ended August 31, 2004 Compared To Three Months Ended August 31, 2003

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing client support. Total revenues decreased to $82.7 million for the three months ended August 31, 2004 from $88.0 million for the three months ended August 31, 2003, representing a decrease of 6.0%. The $5.3 million decline in total revenue was attributed to a $9.4 million decline in license fees that was partially offset by a $4.1 million increase in services.

License Fees.    Revenues from license fees decreased to $13.3 million for the three months ended August 31, 2004 from $22.7 million for the three months ended August 31, 2003, representing a decrease of 41.5%.  The $9.4 million decline in license fees was due to lower business activity and longer customer decision cycles as a result of issues affecting our industry, including the prospect of industry consolidation and priorities such as Sarbanes-Oxley reducing capital spending on software.  The average overall selling price of our licensing transactions decreased 23.1% while the number of licensing transactions decreased 20.3% as compared to fiscal 2004.  Revenues from license fees as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 16.0% and 25.8%, respectively.  Although general economic indicators show signs of an improving economy, we are not experiencing the sequential growth each quarter as a result of the issues impacting the software industry.

Services.    Revenues from services increased to $69.4 million for the three months ended August 31, 2004 from $65.3 million for the three months ended August 31, 2003, representing an increase of 6.3%.  The $4.1 million increase in services was due to a $3.5 million increase in support revenue and a $0.6 million increase in consulting revenue. The $3.5 million increase in support revenue was primarily due to increased revenue earned on support contracts purchased in April 2004. The $0.6 million increase in consulting revenue was primarily due to a greater use of third-party providers as staffing levels were not able to meet the demand of service opportunities. Services as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 84.0% and 74.2%, respectively.

Cost of Revenues

Cost of License Fees.   Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross profits vary depending on the proportion of third-party product sales in our revenue mix.

Cost of license fees decreased to $2.4 million for the three months ended August 31, 2004 from $4.1 million for the three months ended August 31, 2003, representing a decrease of 41.9%.  The $1.7 million decrease was primarily due to a 41.5% decline in license fees as well as a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 2.9% and 4.6%, respectively. Gross margin on revenue from license fees was 82.1% and 81.9% for the three months ended August 31, 2004 and 2003, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004. Cost of services increased to $36.5 million for the three months ended August 31, 2004 from $32.1 million for the three months ended August 31, 2003, representing an increase of 13.6%.  The $4.4 million increase in cost of services was primarily due to a $2.1 million increase in third-party consulting costs as a result of a higher proportion of third-party services in our revenue mix; a $0.7 million increase in employee related costs primarily due to hiring employees during the quarter to meet future service opportunities; a $1.0 million increase in amortization related to support contracts purchased in April 2004; and a $0.4 million increase in third party maintenance costs. Cost of services as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 44.1% and 36.5%, respectively.  Gross margin on services revenues were 47.5% and 50.9% for the three months ended August 31, 2004 and 2003, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses increased to $15.6 million for the three months ended August 31, 2004 from $14.9 million for the three months ended August 31, 2003, representing an increase of 4.8%. The $0.7 million increase in research and development was primarily due to $1.0 million in costs associated with corporate initiatives, including $0.5 million related to the third-party offshore software support services agreement we entered in to in February 2004.  The increase was partially offset by a $0.7 million decrease in incentive compensation.  Research and development expenses as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 18.9% and 17.0%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $21.0 million for the three months ended August 31, 2004 from $23.0 million for the three months ended August 31, 2003, representing a decrease of 8.9%.

The $2.0 million decrease in sales and marketing expenses was due to a $1.7 million decrease in salaries as a result of a decrease in the number of employees; a $1.8 million decrease in incentive compensation primarily due to the decline in license fees; and a $0.3 million decrease in our sales rewards program.  The decrease was partially offset by a $2.0 million increase in costs associated with marketing initiatives, including trade show activities and advertising costs. Sales and marketing expenses as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 25.3% and 26.1%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses decreased to $8.3 million for the three months ended August 31, 2004 from $9.2 million for the three months ended August 31, 2003, representing a decrease of 10.6%.

The $0.9 million decrease in general and administrative expenses was primarily due to a $0.6 million decline in bad debt expense reflecting a general decrease in accounts receivable; a $0.8 million decrease in incentive compensation; and a $0.5 million decrease in legal related costs.  The decrease in costs were partially offset by an increase in costs of $0.6 million for corporate initiatives designed to improve efficiencies. General and administrative expenses as a percentage of total revenues for the three months ended August 31, 2004 and 2003 were 10.0% and 10.5%, respectively.

Restructuring.    During the three months ended August 31, 2004 and 2003, we recorded reversals of restructuring charges of $0.08 million and $0.04 million, respectively, for certain employee costs that we determined will not be incurred. See Note 6 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the three months ended August 31, 2004.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles increased to $0.4 million for the three months ended August 31, 2004 from $0.2 million for the three months ended August 31, 2003. The $0.2 million increase in amortization expense is primarily due to increases in amortization of intangibles on companies acquired since the prior year period. The companies acquired include, Numbercraft Limited acquired in July 2003, Closedloop Solutions, Inc. acquired in September 2003 and Apexion Technologies, Inc. acquired in October 2003.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments decreased to $0.6 million for the three months ended August 31, 2004 from $0.9 million for the three months ended August 31, 2003.  The $0.3 million decrease in interest income is due to an approximate $50 million decrease in average invested balances compared to the same prior year period.

(Benefit) Provision for Income Taxes

We recognized an income tax (benefit) of $0.2 million for the three months ended August 31, 2004 compared to an income tax provision of $2.1 million for the three months ended August 31, 2003. Our income tax (benefit) provision is based on pretax (loss) income and consists primarily of federal and state income taxes. Our effective tax rate was 37.4% and 39.0% for the three months ended August 31, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the impact of changes in actual and forecasted permanent book to tax differences. We review our effective tax rate on a quarterly basis and make necessary changes.

Liquidity and Capital Resources

As of August 31, 2004, we had $184.5 million in cash, cash equivalents and marketable securities and $164.8 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our clients. Days sales outstanding, which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 61 and 59 as of August 31, 2004 and May 31, 2004, respectively. The increase was due primarily to a decline in revenue for the three months ended August 31, 2004 compared to the previous quarter. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

We believe that cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for at least the next twelve months.

Cash flows from operating activities:

Net cash used in operating activities was $17.9 million for the three months ended August 31, 2004 compared with $1.2 million in cash provided by operating activities for the three months ended August 31, 2003.  The decrease in cash flows from operations for the three months ended August 31, 2004 primarily related to a decrease in cash received on support billings as a result of a change in client billing cycles and other delayed collections.  The change resulted in initially smaller client invoices due to pro-rated billings in an effort to get individual multiple client support billings to a common renewal date.  Cash levels generated by this change are expected to be restored in subsequent periods over the next twelve months as billing cycles become synchronized.

Other significant activity in cash from operating activities for the three months ended August 31, 2004 included an $8.7 million increase in cash from trade accounts receivable as a result of collection efforts; an $8.6 million decrease in cash related to accrued expenses due primarily to the payment of fiscal 2004 incentive compensation; and a $3.6 million decrease in cash related to accounts payable primarily due to the semi-annual purchase of common shares under the Employee Stock Purchase Plan.

Cash flows from investing activities:

Net cash provided by investing activities was $55.7 million for the three months ended August 31, 2004 compared with $27.6 million for the three months ended August 31, 2003.   The increase in cash from investing activities for the three months ended August 31, 2004 primarily related to $56.6 million of cash received from net maturities of marketable securities.  We have generally used proceeds from the maturities and sales of marketable securities to augment cash flows from operations and to fund capital expenditures, share repurchases, and to repay debt.

Cash flows from financing activities:

Net cash used in financing activities was $5.7 million for the three months ended August 31, 2004 compared with $0.1 million for the three months ended August 31, 2003.  The decrease in cash from financing activities for the three months ended August 31, 2004 primarily related to $10.0 million used to repurchase shares of our common stock.  Other significant activity included $2.4 million in cash received from employee contributions to our employee stock purchase plan and $2.0 million in cash received from the exercise of stock options.

Repurchase of Common Shares

In June 2003, our Board of Directors authorized us to repurchase, from time to time, up to $50.0 million of our common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  During the three months ended August 31, 2004, we completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash.  Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options and the employee stock purchase plan largely funded the share repurchase. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

New Accounting Pronouncement

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”. The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. We incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which we have none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on our statements of consolidated operations, financial position or cash flows.

Restructuring Charges Subsequent to the First Quarter of Fiscal 2005

On September 28, 2004, our Board of Directors approved management’s plan, developed in late September 2004, that is designed to enhance our operating effectiveness and profitability.  Under the plan, we will streamline structure, consolidate leadership and reduce long-term costs to realign projected expenses with anticipated revenue levels.  The plan includes a reduction of approximately 100 employees in the United States and the United Kingdom, which will result in a charge for severance and related benefits of approximately $2.5 million in the second quarter ending November 30, 2004. The reduction includes employees who work in operations, marketing, sales, research and development, support and services.  All terminations and related payments are expected to be completed during fiscal 2005.

Management is continuing to evaluate other cost reduction opportunities that may result in additional charges in the second quarter ending November 30, 2004 and during the remainder of fiscal 2005.   Management has not completed its evaluation and plan, and therefore the probability, nature, amount and timing of any additional charges are not currently determinable.

Other Factors That May Affect Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks.  Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q.  Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

Our revenue growth and profitability depend on the overall demand for computer software and services, particularly in the industries in which we sell our products and services.  Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles.  A general weakening of the economy and weakening of business conditions, particularly in information technology and the industries we serve, as well as governmental budgetary constraints, could result in delays and decreases of client purchases.  In addition to sales of new software licenses, we derive a significant portion of our revenues from software support and professional services.  A general weakening of the economy and weakening of business conditions could result in decreases in our renewal rates for software support and a reduced demand for services.  Despite an improving economic environment, some governmental spending remains constrained by budgetary limits.  According to general economic indicators, corporate spending has begun to increase.  However, clients and prospective clients continue to be cautious about technology spending, and may elect to delay, reduce or cancel their information technology projects. For example, we believe that clients and prospects that are subject to the requirements of the Sarbanes-Oxley Act may delay or cancel information technology projects and instead focus on compliance with that Act. If demand for our software and related services does not continue to strengthen, our revenue growth and profitability will be adversely affected.  In addition, the war on terrorism and the potential for other hostilities in various parts of the world continue to contribute to a climate of economic and political uncertainty that could adversely affect our revenue growth and results.  Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. In fiscal 2002, 2003 and 2004, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits and facility closure and consolidation charges.  In late September 2004, we took additional measures to realign our projected expenses with anticipated revenue, and recorded a $2.5 million restructuring charge for severance and related benefits in the second quarter of fiscal 2005. Management is continuing to evaluate other cost reduction opportunities that may result in additional charges in the second quarter ending November 30, 2004 and during the remainder of fiscal 2005. There is no assurance that these cost reduction measures will be sufficient to offset any future revenue declines.

A number of our competitors are well-established software companies that have advantages over us.

We face competition from a number of software companies that have advantages over us due to their larger client bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, all of which have larger installed client bases. If clients or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, Peoplesoft or SAP since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

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

As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, retail, government and education and financial services industries. Because the healthcare marketplace for our products is maturing, we will need to expand our product offerings to achieve long-term revenue growth. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services.  In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective clients in our target industries. This need is becoming more prevalent as the marketplace for our traditional products is maturing.

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

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•                  a significant number of our existing and prospective clients’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

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

•                  the uncertainty caused by Oracle Corporation’s offer to purchase PeopleSoft, Inc., or by other  announced potential business combinations in the software industry may cause clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

•                  client evaluations and purchasing processes vary significantly from company to company, and a client’s internal approval and expenditure authorization process can be difficult and time consuming to complete, even after selection of a vendor;

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

Our existing and prospective clients routinely require education regarding the use and benefits of our products. This may also lead to delays in receiving clients’ orders.

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

A significant portion of our research and development resources is devoted to product upgrades that address regulatory and support requirements. The remainder of our limited research and development resources are for new products. New products require significant development investment. We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products. For example, we have made a significant investment in the acquisition and development of services automation and retail merchandising software products. If we do not attract sufficient client interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

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

Our future revenue is dependent in part on our installed client base continuing to renew support agreements, license additional products, and purchase additional professional services.

Our installed client base has traditionally generated additional support, license and professional service revenues. In future periods, clients may not necessarily make these purchases.  Support is generally renewable annually at a client’s option, and there are no mandatory payment obligations or obligations to license additional software. If our clients decide not to renew their support agreements or license additional products or contract for additional services, or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected.

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

Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may adversely impact our consulting, training and support service revenues in future periods.

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

On August 31, 2004, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $27.5 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to utilization. No additional valuation allowance was determined to be necessary for the three months ended August 31, 2004.

In the event that we adjust our estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

We may experience fluctuations in quarterly results that could adversely impact our annual effective tax rate.

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter to quarter.  Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the computation of the estimated effective tax rate for the year.  Our estimated annual effective tax rate may fluctuate for a variety of reasons, including the following:

•                  changes in forecasted annual operating income;

•                  changes to the valuation allowance on net deferred tax assets;

•                  changes to actual or forecasted permanent differences between book and tax reporting;

•                  impacts from future tax settlements with state, federal or foreign tax authorities; or

•                  impacts from tax law changes.

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

The issuance of stock under our stockholder rights plan could delay, deter or prevent a takeover attempt that stockholders might consider in their best interests.  We are also subject to provisions of Delaware law that prohibit us from engaging in any business combination with any “interested stockholder,” meaning generally that a stockholder who beneficially owns more than 15% of our stock cannot acquire us for a period of three years from the date this person became an interested stockholder unless various conditions are met, such as approval of the transaction by our board of directors.  Any of these restrictions could have the effect of delaying or preventing a change in control.

If requirements of a current proposal relating to the accounting treatment for employee stock purchases and stock options are adopted, or if the Board adopts a policy changing such accounting treatment, our earnings will be affected and we may be forced to change our business practices

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The FASB has issued an Exposure Draft, “Share-Based Payment” that would, if adopted, change the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The exposure draft would require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. If adopted as drafted, the Statement would be effective for us June 1, 2005. In the future, the Board of Directors could also elect to adopt a policy that we treat the value of stock options granted to employees and directors as compensation expense. If the Board adopts such a policy, or if the exposure draft is adopted, our earnings will be negatively impacted. As a result, we may decide to terminate our employee stock purchase plan, reduce the number of stock options granted to employees or to grant options to fewer employees. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation we would have to pay to them. Note 2 of Notes to the Condensed Consolidated Financial

Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for the three months ended August 31, 2004 and 2003.

Changes in the terms on which we license technologies from third-party vendors could result in the loss of potential revenues or increased costs or delays in the production and improvement of our products.

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller relationships with Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other companies, that allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross profits could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

Maintaining the security of computers and computer networks is an issue of critical importance for our clients. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms.  Despite efforts to address these risks, actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some clients to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Clients may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by clients could adversely affect our revenues.

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

We have limited experience with offshore outsourcing.

To help improve margins and gain operational efficiencies, many software companies have outsourced portions of their support or development efforts to companies located in India or other parts of the world.  In February 2004, we entered into an offshore agreement with a third-party to provide certain software support services for our products.  We have limited experience with this type of outsourcing and may be unable to achieve the anticipated economic efficiencies expected of this arrangement.

There are a large number of shares that may be sold in the market, which may depress our stock price.

In January 2004, we announced that our Chief Executive Officer and Chief Financial Officer had each entered into selling plans, to sell up to 335,000 and 194,000 shares, respectively, over a period ending November 2004. These executive officers may also elect to sell or transfer other shares apart from the selling plans. Other executive officers, directors or principal stockholders could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, a pre-initial public offering investor, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

As of August 31, 2004, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 19.0% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

As of August 31, 2004, we held $120.0 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended August 31, 2004, we used approximately $0.8 million for capital expenditures and $0.1 million for the repayment of debt.

(c) Issuer Purchases of Equity Securities

The following table provides information as of August 31, 2004 with respect to the shares of common stock repurchased by the Company during the first quarter of fiscal 2005 (in thousands, except per share data):

Period	Total Number of Common Shares Purchased	Average Price Paid per Share	Total Number of Common Shares Purchased as Part of Publicly Announced Plans or Programs (1)	Approximate Dollar Value of Shares that May Yet Be Purchased Under the Plans or Programs
June 1, 2004 to June 30, 2004	—	—	—	$10,000
July 1, 2004 to July 31, 2004	1,035	$6.87	1,035	2,890
August 1, 2004 to August 31, 2004	413	$6.99	413	—
Total	1,448		1,448	—

(1) In June 2003, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common shares. The repurchase plan was completed during the three months ended August 31, 2004.

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

Date: October 8, 2004

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