Form 10-Q
period 2004-11-30
LAWSON SOFTWARE INC
filed 2005-01-07
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2004

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

The number of shares of the registrant’s common stock outstanding as of January 3, 2005 was 99,086,047.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	November 30, 2004	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$119,737	$79,996
Marketable securities	86,326	120,465
Trade accounts receivable, net	48,160	65,236
Deferred income taxes	15,311	15,311
Prepaid expenses and other assets	22,746	20,450

Total current assets	292,280	301,458

Long-term marketable securities	2,858	8,521
Property and equipment, net	14,944	17,235
Goodwill	43,315	43,042
Other intangible assets, net	36,542	40,767
Deferred income taxes	12,183	12,344
Other assets	188	231

Total assets	$402,310	$423,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$2,155	$1,652
Accounts payable	11,692	14,391
Accrued compensation and benefits	20,174	25,086
Other accrued liabilities	12,845	11,898
Deferred revenue and client deposits	74,602	83,095
Total current liabilities	121,468	136,122
Long-term debt, less current portion	—	990
Other long-term liabilities	3,309	3,600
Total liabilities	124,777	140,712
Commitments and contingencies (Note 8)
Stockholders’ equity:
Preferred stock	—	—
Common stock	1,113	1,099
Additional paid-in capital	332,941	327,715
Treasury stock, at cost	(74,082)	(65,555)
Deferred stock-based compensation	(294)	(774)
Retained earnings	14,034	17,471
Accumulated other comprehensive income	3,821	2,930
Total stockholders’ equity	277,533	282,886
Total liabilities and stockholders’ equity	$402,310	$423,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2004	November 30, 2003	November 30, 2004	November 30, 2003
Revenues:
License fees	$13,195	$17,313	$26,446	$39,974
Services	69,804	66,952	139,238	132,293
Total revenues	82,999	84,265	165,684	172,267
Cost of revenues:
Cost of license fees	2,904	3,988	5,279	8,079
Cost of services	37,048	33,731	73,504	65,832
Total cost of revenues	39,952	37,719	78,783	73,911

Gross profit	43,047	46,546	86,901	98,356

Operating expenses:
Research and development	15,654	15,257	31,301	30,192
Sales and marketing	19,578	21,498	40,535	44,496
General and administrative	7,911	10,085	16,161	19,310
Restructuring	5,465	2,250	5,390	2,210
Amortization of acquired intangibles	384	321	769	566
Total operating expenses	48,992	49,411	94,156	96,774

Operating (loss) income	(5,945)	(2,865)	(7,255)	1,582

Other income:
Interest income	907	780	1,564	1,662
Interest expense	(15)	(20)	(28)	(38)
Total other income	892	760	1,536	1,624

(Loss) income before income taxes	(5,053)	(2,105)	(5,719)	3,206
(Benefit) provision for income taxes	(2,033)	(821)	(2,282)	1,250

Net (loss) income	$(3,020)	$(1,284)	$(3,437)	$1,956

Net (loss) income per share:
Basic	$(0.03)	$(0.01)	$(0.03)	$0.02
Diluted	$(0.03)	$(0.01)	$(0.03)	$0.02
Shares used in computing net (loss) income per share:
Basic	98,316	98,302	98,305	98,383
Diluted	98,316	98,302	98,305	107,253

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30, 2004	November 30, 2003
Cash flows from operating activities:
Net (loss) income	$(3,437)	$1,956
Adjustments to reconcile net (loss) income to net cash provided by (used in) operating activities:
Depreciation and amortization	8,482	5,854
Deferred income taxes	161	—
Provision for doubtful accounts	988	2,383
Loss on the disposal of assets	—	160
Tax benefit from stockholder transactions	1,858	4,746
Tax commitment from exercise of stock options	(972)	(1,132)
Amortization of stock-based compensation	107	624
Amortization of discount on notes payable	48	—
Amortization of discount and accretion of premium on marketable securities	89	480
Restructuring	5,390	2,210
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	16,088	489
Prepaid expenses and other assets	(2,258)	(2,460)
Accounts payable	(2,699)	(1,653)
Accrued and other liabilities	(8,141)	(4,858)
Income taxes payable	(999)	—
Deferred revenue and client deposits	(8,765)	(9,583)
Net cash provided by (used in) operating activities	5,940	(784)

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(15,879)
Purchases of marketable securities	(58,824)	(51,600)
Sales and maturities of marketable securities	98,567	80,245
Purchases of property and equipment	(1,675)	(2,467)
Net cash provided by investing activities	38,068	10,299

Cash flows from financing activities:
Principal payments on debt	(482)	(457)
Exercise of stock options	3,847	5,406
Issuance of treasury shares for employee stock purchase plan	2,368	2,175
Repurchase of common stock	(10,000)	(18,912)
Net cash used in financing activities	(4,267)	(11,788)
Increase (decrease) in cash and cash equivalents	39,741	(2,273)
Cash and cash equivalents at beginning of period	79,996	153,071
Cash and cash equivalents at end of period	$119,737	$150,798

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.                                      BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six month periods ended November 30, 2004 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2005. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2004. Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings.

2.                                      STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148, “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123”.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net (loss) income:
As reported	$(3,020)	$(1,284)	$(3,437)	$1,956
Add: Stock-based employee compensation expense included in reported net (loss) income, net of taxes	51	(46)	65	380
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,585)	(1,701)	(3,531)	(3,286)
Pro forma net loss	$(4,554)	$(3,031)	$(6,903)	$(950)

Net (loss) income per share:
Basic:
As reported	$(0.03)	$(0.01)	$(0.03)	$0.02
Pro forma	$(0.05)	$(0.03)	$(0.07)	$(0.01)
Diluted:
As reported	$(0.03)	$(0.01)	$(0.03)	$0.02
Pro forma	$(0.05)	$(0.03)	$(0.07)	$(0.01)

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Basic earnings per share computation:
Net (loss) income applicable to common stockholders	$(3,020)	$(1,284)	$(3,437)	$1,956
Weighted average common shares – basic	98,316	98,302	98,305	98,383
Basic net (loss) income per share	$(0.03)	$(0.01)	$(0.03)	$0.02

Diluted earnings per share computation:
Net (loss) income applicable to common stockholders	$(3,020)	$(1,284)	$(3,437)	$1,956
Shares calculation:
Weighted average common shares – basic	98,316	98,302	98,305	98,383
Effect of dilutive stock options	—	—	—	8,196
Effect of dilutive warrants	—	—	—	674
Weighted average common shares – diluted	98,316	98,302	98,305	107,253
Diluted net (loss) income per share	$(0.03)	$(0.01)	$(0.03)	$0.02

Potential dilutive shares of common stock and warrants excluded from the diluted net (loss) income per share computations were 19.9 million and 0.3 million as of November 30, 2004 and 2003, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.                                      NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in footnote 2, the Company elected the option of disclosure only under SFAS No. 123. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is effective with the Company’s second quarter of fiscal 2006. Based on the Company's significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s results of operations; however the Company is currently evaluating the impact of this statement.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which the Company has none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on the Company’s statements of consolidated operations, financial position or cash flows.

5.                                      COMPREHENSIVE (LOSS) INCOME

The following table presents the calculation of comprehensive (loss) income (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Net (loss) income	$(3,020)	$(1,284)	$(3,437)	$1,956
Unrealized (loss) gain on available-for-sale investments, net of taxes	(1)	(46)	25	(107)
Foreign currency translation adjustment	1,014	2,049	866	1,279
Other comprehensive income	1,013	2,003	891	1,172
Comprehensive (loss) income	$(2,007)	$719	$(2,546)	$3,128

6.                                      RESTRUCTURING

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of approximately 100 employees in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43, resulted in a charge for severance and related benefits of $3.0 million in the second quarter ending November 30, 2004. The reduction included employees who work in operations, marketing, sales, research and development, maintenance and services. All terminations and related cash payments have primarily been completed as of November 30, 2004. The remaining cash payments are expected to be completed during fiscal 2005.

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balances as of November 30, 2004, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Phase I provision for restructuring	$2,998
Cash payments	(2,282)
Balance, November 30, 2004	$716

At November 30, 2004, the Company also accrued for a plan (Phase II) that includes initiatives to further reduce costs and realign projected expenses with anticipated revenue levels.  It includes a reduction of approximately 75 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the quarter, the restructuring resulted in a charge of approximately $2.5 million for severance and related benefits, in accordance with SFAS No. 112.  The reduction includes employees who work in sales, research and development and services. All terminations and related cash payments are expected to be completed during fiscal 2005.

The table below sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of November 30, 2004, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Phase II provision for restructuring	$2,467
Cash payments	—
Balance, November 30, 2004	$2,467

As of November 30, 2004, remaining reserve balances related to prior years’ restructurings consist of $0.1 million in employee related costs and $0.1 million of facility closure liabilities. The employee related costs are included in accrued compensation and benefits and are expected to be paid in full during fiscal 2005. The facility closure related costs are included in other accrued liabilities and are expected to be paid in full during fiscal 2006.

7.                                      GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended November 30, 2004 are as follows (in thousands):

Balance as of May 31, 2004	$43,042
Contingent consideration adjustment, net	(89)
Currency translation effect	362
Balance as of November 30, 2004	$43,315

Acquired intangible assets subject to amortization were as follows (in thousands):

	November 30, 2004			May 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$2,310	$20,630	$22,940	$324	$22,616
Acquired technology	14,394	6,868	7,526	14,272	5,183	9,089
Client lists	11,373	3,274	8,099	11,254	2,594	8,660
Non-compete agreements	646	359	287	632	230	402
	$49,353	$12,811	$36,542	$49,098	$8,331	$40,767

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for client lists, and the term of the agreement for non-compete agreements.  Intangible assets for maintenance contracts are amortized under a front end loaded accelerated amortization schedule, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue.  Amortization expense for the three months ended November 30, 2004 and 2003 was $2.2 million and $1.0 million, respectively.  Amortization expense for the six months ended November 30, 2004 and 2003 was $4.4 million and $1.7 million, respectively.  Amortization expense is reported in amortization of acquired intangibles, cost of license fees and cost of services in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

Remainder of Fiscal Year 2005	$4,525
Fiscal Year 2006	8,613
Fiscal Year 2007	6,941
Fiscal Year 2008	4,660
Fiscal Year 2009	3,633
Thereafter	8,170
$36,542

8.                                      COMMITMENTS AND CONTINGENCIES

The Securities and Exchange Commission (SEC) is conducting an informal investigation regarding the Company’s revenue recognition practices. The Company’s Audit Committee has recently completed an independent investigation related to this matter and the Company is fully cooperating with the SEC. In connection with the independent investigation, the Company has incurred approximately $2.2 million of fees and expenses, of which $0.6 million was incurred during the second quarter fiscal 2005.

The Company has contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $8.6 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration is recorded as additional goodwill.  During the three months ended August 31, 2004, a $0.3 million adjustment to reduce goodwill related to contingent consideration was recorded. During the three months ended November 30, 2004, a $0.2 million increase to goodwill consideration was recorded under the contingent consideration agreements.

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

In February 2004, the Company entered into an offshore agreement with a third-party to provide software maintenance services. If the Company terminates the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges, estimated to be approximately $1.6 million. Management is of the opinion that the agreement will not be terminated within the twenty-four month period.

9.                                      SUPPLEMENTAL CASH FLOW INFORMATION

During the six months ended November 30, 2003 the Company paid cash totaling $15.9 million for the acquisitions of Apexion Technologies Inc., Closedloop Solutions, Inc and Numbercraft Limited. A consolidated summary of the acquisitions is as follows (in thousands):

Six Months Ended
November 30, 2003
Details of acquisition:
Fair value of assets	$20,697
Less liabilities assumed	(4,593)
Cash paid	16,104
Less cash acquired	(225)
Net cash paid for acquisitions	$15,879

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Revenues:
Domestic operations	$78,636	$78,129	$156,607	$160,782
International operations	4,363	6,136	9,077	11,485
Consolidated	$82,999	$84,265	$165,684	$172,267

	November 30, 2004	May 31, 2004
Long-lived assets:
Domestic operations	$78,618	$84,482
International operations	16,183	16,562
Consolidated	$94,801	$101,044

The following table presents revenues for license fees, maintenance and consulting services (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003
Components of revenues:
License fees	$13,195	$17,313	$26,446	$39,974
Services:
Consulting	26,904	28,600	55,656	56,717
Maintenance	42,900	38,352	83,582	75,576
Total services	69,804	66,952	139,238	132,293
Total revenues	$82,999	$84,265	$165,684	$172,267

11.                               COMMON STOCK REPURCHASES

In June 2003, the Company’s Board of Directors authorized the repurchase, from time to time, of up to $50.0 million of the Company’s common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means. During the three months ended August 31, 2004, the Company completed the authorized stock repurchase plan by purchasing 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

12.                               INCOME TAXES

The annual effective tax rate is forecasted quarterly using actual historical information and forward-looking estimates.  The Company’s effective tax rate for the three months ended November 30, 2004 and 2003 was 40.2% and 39.0%, respectively. The Company’s effective tax rate for the six months ended November 30, 2004 and 2003 was 39.9% and 39.0%, respectively.  The change in the effective tax rates for the three and six months ended November 30, 2004 from November 30, 2003 was primarily due to the impact of changes in actual and forecasted permanent book to tax differences.  The Company’s effective tax rate for the year ended May 31, 2004 was 47.8%. The change in the effective tax rate from fiscal 2004 was primarily a result of the Company recording a $1.2 million valuation allowance for net deferred tax assets in fiscal 2004. The Company determined that no additional valuation allowance was necessary for the three and six months ended November 30, 2004.

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

We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. As of May 31, 2004, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $27.7 million.  For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to our utilization.

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

After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards and other tax credits that expire within the next ten years will not be utilized primarily due to the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2004. As a result, for the year ended May 31, 2004, we established a valuation allowance through the provision for income taxes of $1.2 million for certain deferred tax assets associated primarily with federal contribution carryforwards, state net operating loss carryfowards and certain federal tax credit carryfowards.

As of November 30, 2004, we updated our analysis to reflect the necessary changes in estimates and determined that no additional valuation allowance was necessary.

We also concluded that it was more likely than not that the net deferred tax assets of $27.5 million as of November 30, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding as of November 30, 2004 would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $118.0 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $27.5 million as of November 30, 2004 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of November 30, 2004. Additionally, we determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could reach in excess of $40.5 million if the stock options outstanding and in-the-money as of November 30, 2004 are exercised.

In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. We currently expect the second half of fiscal 2005 to be profitable; however if it were not, we would likely be required to fully reserve our deferred tax assets.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimatable and probable.

Informal Securities and Exchange Commission Investigation

                On January 5, 2005 we announced that the Securities and Exchange Commission (SEC) is conducting an informal investigation concerning our revenue recognition practices. We are fully cooperating with the SEC. In response to a telephone call from the SEC seeking information from us, our Audit Committee retained independent legal counsel, which retained an independent accounting firm, to investigate thoroughly the issues identified by the SEC. The Audit Committee’s investigation was recently completed.  Following the Audit Committee's investigation, we concluded that our financial statements can continue to be relied upon and need not be restated.  The Audit Committee will share the results of its independent investigation with the SEC, and we will continue to provide information to the SEC as the process proceeds. The SEC has not concluded its informal investigation, and it is not bound by the results of our independent investigation.

                We have incurred approximately $2.2 million in fees and expenses for this independent investigation, of which approximately $0.6 million was incurred during the second quarter fiscal 2005. If the SEC initiates a formal investigation or initiates other actions we would incur additional fees and expenses and may incur other associated costs or liabilities.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended November 30,		Six Months Ended November 30,
	2004	2003	2004	2003

Revenues:
License fees	15.9%	20.5%	16.0%	23.2%
Services	84.1	79.5	84.0	76.8
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of license fees	3.5	4.8	3.2	4.7
Cost of services	44.6	40.0	44.4	38.2
Total cost of revenues	48.1	44.8	47.6	42.9

Gross margin	51.9	55.2	52.4	57.1

Operating expenses:
Research and development	18.9	18.1	18.9	17.5
Sales and marketing	23.6	25.5	24.4	25.9
General and administrative	9.5	12.0	9.8	11.2
Restructuring	6.6	2.6	3.3	1.3
Amortization of acquired intangibles	0.5	0.4	0.4	0.3
Total operating expenses	59.1	58.6	56.8	56.2

Operating (loss) income	(7.2)	(3.4)	(4.4)	0.9

Other income	1.1	0.9	0.9	0.9
(Loss) income before income taxes	(6.1)	(2.5)	(3.5)	1.8
(Benefit) provision for income taxes	(2.5)	(1.0)	(1.4)	0.7
Net (loss) income	(3.6)%	(1.5)%	(2.1)%	1.1%

Three Months Ended November 30, 2004 Compared To Three Months Ended November 30, 2003

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing client support. Total revenues decreased to $83.0 million for the three months ended November 30, 2004 from $84.3 million for the three months ended November 30, 2003, representing a decrease of 1.5%. The $1.3 million decline in total revenue was attributed to a $4.1 million decline in license fees that was partially offset by a $2.8 million increase in services.

License Fees.    Revenues from license fees decreased to $13.2 million for the three months ended November 30, 2004 from $17.3 million for the three months ended November 30, 2003, representing a decrease of 23.8%.  The $4.1 million decline in license fees was primarily due to our lower business activity and longer customer decision cycles.  This was a result of issues impacting us relating to the prospect of industry consolidation and priorities such as Sarbanes-Oxley compliance by public companies reducing capital spending on software.  The average overall selling price of our licensing transactions for the three months ended November 30, 2004, decreased 8.7% while the number of licensing transactions decreased 8.1% as compared to the same three month period of fiscal 2004.  Revenues from license fees as a percentage of total revenues, for the three months ended November 30, 2004 and 2003 were 15.9% and 20.5%, respectively.

Services.    Revenues from services increased to $69.8 million for the three months ended November 30, 2004 from $67.0 million for the three months ended November 30, 2003, representing an increase of 4.3%.  The $2.8 million increase in services was due to a $4.5 million increase in support revenue that was partially offset by a $1.7 million decrease in consulting revenue. The $4.5 million increase in support revenue was primarily due to a $2.9 million increase in revenue earned on support contracts purchased in April 2004.  The $1.6 million decrease in consulting revenue is consistent with lower business activity in product sales that directly impacts consulting revenue.  Services, as a percentage of total revenues, for the three months ended November 30, 2004 and 2003 were 84.1% and 79.5%, respectively.

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

Cost of license fees decreased to $2.9 million for the three months ended November 30, 2004 from $4.0 million for the three months ended November 30, 2003, representing a decrease of 27.2%.  The $1.1 million decrease was primarily due to a 23.8% decline in license fees as well as a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for the three months ended November 30, 2004 and 2003 were 3.5% and 4.8%, respectively. Gross margin on revenue from license fees was 78.0% and 77.0% for the three months ended November 30, 2004 and 2003, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004. Cost of services increased to $37.0 million for the three months ended November 30, 2004 from $33.7 million for the three months ended November 30, 2003, representing an increase of 9.8%.  The $3.3 million increase in cost of services was primarily due to a $1.6 million increase in employee related costs, with annual salary increases being the largest single contributing factor; a $1.3 million increase in third-party consulting costs resulting from a higher proportion of third-party services in our revenue mix; a $1.0 million increase in amortization related to support contracts purchased in April 2004; and a $0.2 million increase in third party maintenance costs. These increases were partially offset by a $0.2 million decrease due to general cost containment activities; a $0.2 million decrease in our sales reward program; and a $0.4 million decrease in other costs, primarily related to travel.  Cost of services as a percentage of total revenues for the three months ended November 30, 2004 and 2003 were 44.6% and 40.0%, respectively.  Gross margin on services revenues were 46.9% and 49.6% for the three months ended November 30, 2004 and 2003, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses increased to $15.7 million for the three months ended November 30, 2004 from $15.3 million for the three months ended November 30, 2003, representing an increase of 2.6%.  The $0.4 million increase in research and development was primarily due to a $1.1 million increase in spending on corporate initiatives, including $0.6 million related to the third-party offshore software support services agreement we entered into in February 2004; and a $0.2 million increase in other costs including annual salary increases.  These increases were partially offset by a $0.5 million decrease in incentive compensation; and a $0.4 million reduction in costs as a result of favorable impacts from restructuring activities. Research and development expenses as a percentage of total revenues for the three months ended November 30, 2004 and 2003 were 18.9% and 18.1%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $19.6 million for the three months ended November 30, 2004 from $21.5 million for the three months ended November 30, 2003, representing a decrease of 8.9%.

The $1.9 million decrease in sales and marketing expenses was primarily due to a $1.1 million favorable impact from general cost containment activities; a $0.7 million decrease in incentive compensation; and a $0.7 million decrease in employee related costs driven primarily by a reduction in headcount and the favorable impacts from restructuring activities.  These decreases were partially offset by a $0.9 million increase in costs associated with marketing initiatives, including event spending, public relations costs and industry analyst relations costs.  Sales and marketing expenses as a percentage of total revenues for the three months ended
November 30, 2004 and 2003 were 23.6% and 25.5%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses decreased to $7.9 million for the three months ended November 30, 2004 from $10.1 million for the three months ended November 30, 2003, representing a decrease of 21.6%.

The $2.2 million decrease in general and administrative expenses was primarily due to $1.8 million decrease in legal related costs; an $0.8 million decline in bad debt expense reflecting a general decrease in accounts receivable; and a $0.5 million reduction in incentive compensation.  The decreases were partially offset by a $0.6 million increase in fees and expenses related to the SEC's informal investigation: a $0.3 million increase in costs related to corporate initiatives designed to increase efficiencies; and a $0.3 million increase in costs associated with Sarbanes-Oxley compliance initiatives. General and administrative expenses as a percentage of total revenues for the three months ended November 30, 2004 and 2003 were 9.5% and 12.0%, respectively.

Restructuring.   On September 30, 2004, we announced our intent to enact corporate restructure initiatives. We have approved two separate restructure plans. Both were designed to enhance operating effectiveness and profitability.

The plan announced on September 30, 2004 (Phase I - restructuring), included initiatives to streamline structure, consolidate leadership and reduce long-term costs to realign projected expenses with anticipated levels. It included a reduction of approximately 100 employees in the United States and the United Kingdom, and resulted in a charge of approximately $3.0 million for severance and related benefits in the second quarter ended November 30, 2004. The reduction included employees who work in operations, marketing, sales, research and development, support and services. All terminations and related cash payments have been primarily completed as of November 30, 2004. The remaining payments are expected to be completed during fiscal 2005.

At November 30, 2004, we also accrued for a plan (Phase II - restructuring) that includes initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It includes a reduction of approximately 75 employees in the United States and the United Kingdom. Because we were able to determine probability at the end of the quarter, the restructuring resulted in a charge of approximately $2.5 million for severence and related benefits. The reduction includes employees who work in sales, research and development and services. All terminations and related cash payments are expected to be completed during fiscal 2005.

In September 2003, we approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severence and related benefits. The plan included the termination of 93 employees in various functions including research and development, general and administrative and sales and marketing primarily in the United States, all of which were terminated during the three months ended November 30, 2003. During the three months ended November 30, 2003, we made cash payments to terminated employees totaling $2.0 million.

Cash payments for the 2004 Phase I restructuring plans  were $2.3 million.  The remaining cash payments for the 2004 restructuring plans (Phase I and II) are expected to be completed during fiscal 2005. Although the restructuring plans for fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the three months ended November 30, 2004, we made cash payments totaling approximately $0.04 million. During the three months ended November 2003, we made cash payments totaling $0.1 million.  The remaining cash payments for the fiscal 2003 and 2002 restructuring plans are expected to be completed during fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles increased to $0.4 million for the three months ended November 30, 2004 from $0.3 million for the three months ended November 30, 2003. The $0.1 million increase in amortization expense is primarily due to increases in amortization of intangibles associated with companies acquired since the prior year period.  The companies acquired include, Closedloop Solutions, Inc. acquired in September 2003 and Apexion Technologies, Inc. acquired in October 2003.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments increased to $0.9 million for the three months ended November 30, 2004 from $0.8 million for the three months ended November 30, 2003.  The $0.1 million increase in interest income is primarily due to an approximate $39 million increase in average invested balances compared to the same prior year period.

Benefit for Income Taxes

We recognized an income tax benefit of $2.0 million for the three months ended November 30, 2004 compared to an income tax benefit of $0.8 million for the three months ended November 30, 2003. Our income tax benefit is based on pretax loss and consists primarily of federal and state income tax benefits. Our effective tax rate was 40.2% and 39.0% for the three months ended
November 30, 2004 and 2003, respectively. The increase in the effective tax rate was primarily due to the impact of changes in actual and forecasted permanent book to tax differences. We review our effective tax rate on a quarterly basis and make necessary changes.

Six Months Ended November 30, 2004 Compared To Six Months Ended November 30, 2003

Total Revenues.     Total revenues decreased to $165.7 million for the six months ended November 30, 2004 from $172.3 million for the six months ended November 30, 2003, representing a decrease of 3.8%.  The $6.6 million decline in total revenue was attributed to a $13.5 million decline in license fees that was partially offset by a $6.9 million increase in services.

License Fees.    Revenues from license fees decreased to $26.4 million for the six months ended November 30, 2004 from $40.0 million for the six months ended November 30, 2003, representing a decrease of 33.8%.  The $13.5 million decline in license fees was primarily due to our lower business activity and longer customer decision cycles.  This was a result of issues impacting us related to the prospect of industry consolidation and priorities such as Sarbanes-Oxley compliance by public companies reducing capital spending on software.  The average overall selling price of our licensing transactions for the six months ended November 30, 2004, decreased 16.9% while the number of licensing transactions decreased 14.6% as compared to the same six month period of fiscal 2004.  Revenues from license fees as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 16.0% and 23.2%, respectively.

Services.    Revenues from services increased to $139.2 million for the six months ended November 30, 2004 from $132.3 million for the six months ended November 30, 2003, representing an increase of 5.2%.  The $6.9 million increase in services was due to a $8.0 million increase in support revenue offset by a $1.1 million decrease in consulting revenue. The $8.0 million increase in support revenue was primarily due to a $5.8 million increase in revenue earned on support contracts purchased in April 2004.  The $1.1 million decrease in consulting revenue is consistent with lower business activity in product sales that directly impacts consulting revenue.  Services as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 84.0% and 76.8%, respectively.

Cost of Revenues

Cost of License Fees.   Cost of license fees decreased to $5.3 million for the six months ended November 30, 2004 from $8.1 million for the six months ended November 30, 2003, representing a decrease of 34.7%.  The $2.8 million decrease was primarily due to a 33.8% decline in license fees as well as a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 3.2% and 4.7%, respectively. Gross margin on revenue from license fees was 80.0% and 79.8% for the six months ended November 30, 2004 and 2003, respectively.

Cost of Services.  Cost of services increased to $73.5 million for the six months ended November 30, 2004 from $65.8 million for the six months ended November 30, 2003, representing an increase of 11.7%.  The $7.7 million increase in cost of services was primarily due to a $3.4 million increase in third-party consulting costs as a result of a higher proportion of third-party services in our revenue mix; a $2.4 million increase in employee related costs, with annual salary increases being the largest single contributing factor; a $2.0 million increase in amortization related to support contracts purchased in April 2004; and a $0.6 million increase in third-party maintenance costs.  These increases were partially offset by a $0.3 million reduction in our sales reward program; and a $0.2 million decrease related to general cost containment activities.  Cost of services as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 44.4% and 38.2%, respectively.  Gross margin on services revenues were 47.2% and 50.2% for the six months ended November 30, 2004 and 2003, respectively.

Operating Expenses

Research and Development.    Research and development expenses increased to $31.3 million for the six months ended November 30, 2004 from $30.2 million for the six months ended November 30, 2003, representing an increase of 3.7%. The $1.1 million increase in research and development was primarily due to $2.1 million in costs associated with corporate initiatives, including $1.1 million related to the third-party offshore software support services agreement we entered into in February 2004; and a $0.6 million increase in employee related costs, with annual salary increases being the largest single contributing factor.  These increases were partially offset by a $1.2 million decrease in incentive compensation; and a $0.4 million favorable impact from restructuring activities. Research and development expenses as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 18.9% and 17.5%, respectively.

Sales and Marketing.    Sales and marketing expenses decreased to $40.5 million for the six months ended November 30, 2004 from $44.5 million for the six months ended November 30, 2003, representing a decrease of 8.9%.

The $4.0 million decrease in sales and marketing expenses was primarily due to a $2.5 million decrease in  incentive compensation; a $2.4 million decrease in employee related costs driven primarily by reductions in headcount and favorable impacts resulting from restructuring activities; a $1.3 million favorable impact related to general cost containment activities; a $0.2 million decrease in sales reward program costs; and a $0.5 million decrease in other costs, primarily rent.  These decreases were partially offset by a $3.0 million increase in costs primarily associated with marketing initiatives, including event spending, public relations costs and industry analyst costs.  Sales and marketing expenses as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 24.4% and 25.9%, respectively.

General and Administrative.      General and administrative expenses decreased to $16.2 million for the six months ended November 30, 2004 from $19.3 million for the six months ended November 30, 2003, representing a decrease of 16.3%.

The $3.1 million decrease in general and administrative expenses was primarily due to a $2.3 million decrease in legal related costs; a $1.4 million decline in bad debt expense reflecting a general decrease in accounts receivable; and a $1.3 million reduction in incentive compensation. These decreases were partially offset by a $0.8 million increase due to corporate initiatives designed to increase efficiencies; a $0.6 million increase in fees and expenses related to the SEC's informal investigation; and $0.4 million in costs associated with Sarbanes-Oxley compliance initiatives.  General and administrative expenses as a percentage of total revenues for the six months ended November 30, 2004 and 2003 were 9.8% and 11.2%, respectively.

Restructuring.   During the six months ended November 30, 2004, we recorded $5.5 million of restructuring charges related to corporate restructuring initiatives designed to enhance operating effectiveness and profitability.  Partially offsetting these charges was the reversal of $0.08 million of restructuring charges recorded in previous periods that we determined would not be incurred. During the six months ended November 30, 2003, we recorded $2.3 million of restructuring charges related to corporate restructuring initiatives designed to enhance operating effectiveness and profitability.  Partially offsetting these charges was the reversal of $0.04 million of restructuring charges recorded in previous periods that we determined would not be incurred.  For additional information related to our restructuring initiatives refer to the above discussion regarding Restructuring under our summary of results of operations for Three Months Ended November 30, 2004 Compared To Three Months Ended November 30, 2003.

Cash payments for the 2004 restructuring plans (Phase I and II) were $2.3 million.  The remaining cash payments for the 2004 restructuring plans are expected to be completed during fiscal 2005.  Although the restructuring plans for fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the six months ended November 30, 2004, we made cash payments totaling $0.1 million. During the six months ended November 2003, we made cash payments totaling $2.7 million.  The remaining cash payments for the fiscal 2003 and 2002 restructuring plans are expected to be completed during fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles increased to $0.8 million for the six months ended November 30, 2004 from $0.6 million for the six months ended November 30, 2003. The $0.2 million increase in amortization expense is primarily due to increases in amortization of intangibles associated with companies acquired since the prior year period. The companies acquired include, Numbercraft Limited acquired in July 2003, Closedloop Solutions, Inc. acquired in September 2003 and Apexion Technologies, Inc. acquired in October 2003.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long-term investments decreased to $1.5 million for the six months ended November 30, 2004 from $1.6 million for the six months ended November 30, 2003.  The $0.1 million decrease in interest income is due to an approximate $28 million decrease in average invested balances compared to the same prior year period partially offset by an increase in the average yield on investments.

(Benefit) Provision for Income Taxes

We recognized an income tax (benefit) of $2.3 million for the six months ended November 30, 2004 compared to an income tax provision of $1.3 million for the six months ended November 30, 2003. Our income tax (benefit) provision is based on pretax (loss) income and consists primarily of federal and state income taxes. Our effective tax rate was 39.9% and 39.0% for the six months ended November 30, 2004 and 2003, respectively. The decrease in the effective tax rate was primarily due to the impact of changes in actual and forecasted permanent book to tax differences. We review our effective tax rate on a quarterly basis and make necessary changes.

Liquidity and Capital Resources

As of November 30, 2004, we had $208.9 million in cash, cash equivalents and marketable securities and $170.8 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our clients. Days sales outstanding, which is calculated as net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 52 and 59 as of November 30, 2004 and May 31, 2004, respectively. The decrease was due primarily to a decrease in net receivables as a result of focused collection efforts for the three months ended November 30, 2004 compared to the fourth quarter of fiscal 2004.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

We believe that cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for at least the next twelve months.

Cash flows from operating activities:

Net cash provided by operating activities was $5.9 million for the six months ended November 30, 2004 compared with cash used in operating activities of $0.8 million for the six months ended November 30, 2003. Our net loss of $3.4 million was more than offset by noncash charges resulting in $12.7 million of cash from operations before working capital changes. The net working capital changes of $6.8 million reduced the overall cash provided to $5.9 million. The significant activity in cash flows from working capital changes for the six months ended November 30, 2004 primarily related to a $16.1 million increase in cash from trade accounts receivable that was offset by an $8.1 million decrease in accrued expenses and an $8.8 million decrease in deferred revenue and client deposits.

The $16.1 million increase in cash from trade accounts receivable was due to focused collection efforts.  The $8.1 million decrease in accrued expenses was due to the payment of fiscal 2004 incentive compensation in the first quarter fiscal 2005.  The $8.8 million decrease in deferred revenue and client deposits was primarily due to a decrease in cash received on support billings as a result of a change in client billing cycles and other delayed collections.  The change in client billing cycles resulted in initially smaller client invoices due to pro-rata billings in an effort to get individual multiple client support billings to a common renewal date. In the first quarter of fiscal 2005, we experienced an approximately $18.0 million decrease in deferred maintenance as a result of the pro-rata billings and other delayed collections.  In the second quarter of fiscal 2005, we experienced a $9.4 million recovery in deferred maintenance.  The recovery was due to the catch up on delayed collections for the first quarter fiscal 2005 billings and collections for the third quarter fiscal 2005 billings that were offset by the impacts of regular amortization and the impacts from pro-rata billings for the second quarter fiscal 2005. The cash collections generated by the pro-rata billings will fluctuate according to renewal periods identified by our clients.

Cash flows from investing activities:

Net cash provided by investing activities was $38.1 million for the six months ended November 30, 2004 compared with $10.3 million for the six months ended November 30, 2003. The increase in cash from investing activities for the six months ended November 30, 2004 primarily related to $39.7 million of cash received from net maturities of marketable securities.  A portion of the cash from maturities of securities was used to invest in shorter term investments that are included in cash equivalents at November 30, 2004. The remaining proceeds from the maturities and sales of marketable securities were used to augment cash flows from operations and to fund capital expenditures, share repurchases, and to repay debt.

Cash flows from financing activities:

Net cash used in financing activities was $4.3 million for the six months ended November 30, 2004 compared with $11.8 million for the six months ended November 30, 2003.  The decrease in cash used in financing activities for the six months ended November 30, 2004 primarily related to $10.0 million in cash used to fund the repurchase of common stock that was offset by $3.8 million in cash received from the exercise of stock option, and $2.4 million in cash received from employee contributions to our employee stock purchase plan.

Repurchase of Common Shares

In June 2003, our Board of Directors authorized us to repurchase, from time to time, up to $50.0 million of our common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  During the three months ended August 31, 2004, we completed the authorized stock repurchase plan by purchasing 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan largely funded the share repurchases. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, that Statement permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used.  As disclosed in footnote 2, we elected the option of disclosure only under SFAS No. 123.  Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is effective with our second quarter of fiscal 2006. Based on our significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our results of operations, however we are currently evaluating the impact of this statement.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments.” The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. We incorporated the required disclosures for investments accounted for under SFAS No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which we have none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on our statements of consolidated operations, financial position or cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

       The following summarizes our contractual obligations at November 30, 2004, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3 –5 Years	More than 5 Years
Operating leases	$77,785	$9,094	$15,819	$15,929	$36,943
Debt	2,155	2,155	—	—	—
Purchase obligations (1)	9,765	6,701	2,896	168	—
Total	$89,705	$17,950	$18,715	$16,097	$36,943

          (1) Our purchase obligations represent those commitments greater than $50,000. Included in Purchase obligations is $1.6 million of fees and expenses incurred in relation to the informal SEC investigation. We have incurred approximately $2.2 million of fees and expenses, of which $0.6 million was incurred during the second quarter fiscal 2005.

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

Our revenue and profitability depend on the overall demand for computer software, support and services, particularly in the industries in which we sell our products and services.  Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles.  Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in companies, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers.   Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict.  During fiscal 2005 and the prior three fiscal years, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits, facility closure or consolidation charges.  There is no assurance that these cost reduction measures will be sufficient to offset any future revenue declines.  Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

A number of our competitors are well-established software companies that have advantages over us.

We face competition from a number of software companies that have advantages over us due to their larger client bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, PeopleSoft, Inc. and SAP AG, all of which have larger installed client bases. If clients or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle, PeopleSoft or SAP since those larger vendors offer a wider range of products.  When completed, Oracle’s pending acquisition of PeopleSoft will further increase the size and scope of Oracle’s business.  Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications.

In addition, we compete with a variety of more specialized software and services vendors, including:

•                  Internet (on demand) software vendors;

•                  single-industry software vendors;

•                  emerging enterprise resource optimization software vendors;

•                  human resource management software vendors;

•                  financial management software vendors;

•                  merchandising software vendors;

•                  services automation software vendors; and

•                  outsourced services providers.

As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

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

A substantial portion of our research and development resources is devoted to product upgrades that address regulatory and support requirements.  Only the remainder of our limited research and development resources is available for new products. New products require significant development investment.  That investment is further constrained because of the added costs of developing new products that work with multiple operating systems or databases.  We face uncertainty when we develop or acquire new products because there is no assurance that a sufficient market will develop for those products.  If we do not attract sufficient client interest in those products, we will not realize a return on our investment and our operating results will be adversely affected.

Our core technologies face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our solutions. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products.  Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms.  In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms or fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

Our earnings may be impacted by the new accounting pronouncement requiring expensing of equity instruments issued to employees.

We currently account for the issuance of stock options under APB Opinion No. 25, “Accounting for Stock Issued to Employees”. The FASB has issued SFAS No. 123(R), “Share-Based Payment” that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS No. 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. We will be required to expense all outstanding non-vested stock options as of September 1, 2005 and stock options and other applicable equity instruments issued to employees on or after September 1, 2005.  Due to the significant number of outstanding unvested stock options as of September 1, 2005, we expect to incur material compensation expense after September 1, 2005 as those options vest or in the event we decide to accelerate vesting.  We may decide to change our stock based compensation plan strategy for future grants. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation. Note 2 of Notes to the Condensed Consolidated Financial Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for the three and six months ended November 30, 2004 and 2003.

Because our clients are concentrated in targeted service industries, our operating results may be adversely affected by adverse changes in one or more of these industries.

As a result of our focus on targeted service industries, our financial results depend, in significant part, upon economic and market conditions in the healthcare, retail, government and education and financial services industries. Because the healthcare marketplace for our products is maturing, we need to expand our product offerings to achieve long-term revenue growth. Many state and local governments are facing budget shortfalls and are reducing capital spending, including spending on software and services.  In addition, we must continue to develop industry specific functionality for our solutions, which satisfies the changing, specialized requirements of prospective clients in our target industries. This need is becoming more prevalent as the marketplace for our traditional products is maturing.

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

•                  the uncertainty caused by potential business combinations in the software industry may cause clients and prospective clients to cancel, postpone or reduce capital spending projects on software;

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

Our installed client base has traditionally generated additional support, license or professional service revenues. In future periods, clients may not necessarily make these purchases.  Support is generally renewable annually at a client’s option, and there are no mandatory payment obligations or obligations to license additional software. If our clients decide not to renew their support agreements or license additional products or contract for additional services, or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected.

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

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could result in a loss of investor confidence in our financial reports and have an adverse effect on our stock price.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ending May 31, 2005, we will be required to furnish a report by our management on our internal control over financial reporting.  That report will contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of our fiscal year, including a statement as to whether or not our internal control over financial reporting is effective.  This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  That report must also contain a statement that our auditors have issued an attestation report on management’s assessment of such internal controls.

The Committee of Sponsoring Organizations of the Treadway Commission (COSO) provides a framework for companies to assess and improve their internal control systems.  Auditing Standard No. 2 provides the professional standards and related performance guidance for auditors to attest to, and report on, management’s assessment of the effectiveness of internal control over financial reporting under Section 404.  Management’s assessment of internal controls over financial reporting requires management to make subjective judgments and, particularly because Auditing Standard No. 2 is just recently effective, some of the judgments will be in areas that may be open to interpretation and therefore the report may be uniquely difficult to prepare and our auditors may not agree with our assessments.

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of May 31, 2005 (or if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

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

Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.  Furthermore, because many contracts within our verticles including, government and education and healthcare, often include the terms summarized above, the contracts result in revenue deferrals.

If accounting interpretations relating to revenue recognition change, our reported revenues could decline or we could be forced to make changes in our business practices.

The accounting profession and regulatory agencies continue to address and discuss accounting standards and interpretations covering revenue recognition for the software industry with the objective of providing additional guidance on their application. These discussions and the issuance of new interpretations, once finalized, could lead to unanticipated reductions in our recognized revenue. They could also drive significant adjustments to our business practices which could result in increased administrative costs, lengthened sales cycles and other changes which could adversely affect our reported revenues and results of operations.

Future adjustments in our net deferred tax assets may be materially adverse to our financial results.

On November 30, 2004, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $27.5 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to utilization.  No additional valuation allowance was determined to be necessary for the three and six months ended November 30, 2004.

In the event that we adjust our estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially adversely impact our financial position and results of operations. We currently expect the second half of fiscal 2005 to be profitable; however if it were not, we would likely be required to fully reserve our deferred tax assets.

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

•                  developments in the pending SEC investigation;

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

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller relationships with Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other companies that allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew, or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross profits could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business, and a deterioration of these relationships could adversely impact our business and operating results.

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

We may be required to undertake a costly redesign of our products if third party software development tools become an industry standard or cause obsolescence of our toolsets.

While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard.  If a software product were to emerge as a clearly established and widely accepted industry standard or if rising expectations of toolsets of applications cause our toolsets to become obsolete, we may not be able to adapt our tools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify our tools or to redesign our software products to accommodate the new industry standard. This would be expensive and time consuming and may adversely affect results of operations and the financial condition of our business. Our failure to drive or adapt to new and changing industry standards or third party interfaces could adversely affect sales of our products and services.

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our client service may be degraded.  There is intense competition for personnel in the software industry. From time to time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required product development or industry-specific expertise.

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

In October 2004, we announced that our Founder and Chairman had entered into a selling plan to sell up to 1,750,000 shares during the period October 2004 through August 2005.  In October 2004, we also announced that our Chief Executive Officer and Chief Financial Officer had each entered into selling plans, to sell up to 400,000 and 219,000 shares, respectively, during the period January 2005 through October 2005.  These executive officers may also elect to sell or transfer other shares apart from the selling plans. Other executive officers, directors or principal stockholders could also elect to sell their shares from time to time. A substantial number of shares of our common stock are held by our founders, their family members, a pre-initial public offering investor, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

As of November 30, 2004, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 18.7% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

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

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

As of November 30, 2004, we held $119.6 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended November 30, 2004, we used approximately $0.9 million for capital expenditures and $0.4 million for the repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

(a) The Company held its Annual Meeting of Stockholders on October 28, 2004.

(b) Pursuant to the election of the seven directors listed under Item 4 (c)(1), John J. Coughlan, David J. Eskra, David R. Hubers, Thomas G. Hudson, Richard D. Kreysar, H. Richard Lawson, and Michael A. Rocca were each elected as directors for a term of one year.

(c) The Company’s stockholders voted on the following matters:

(1) Election of seven directors. All directors nominated by the Board of Directors were elected.

Nominee	Votes For	Votes Withheld
John J. Coughlan	92,075,547	3,699,862
David J. Eskra	92,209,352	3,566,057
David R. Hubers	90,912,190	4,863,219
Thomas G. Hudson	88,368,054	7,407,355
Richard D. Kreysar	92,214,522	3,560,887
H. Richard Lawson	90,998,806	4,776,603
Michael A. Rocca	89,686,215	6,089,194

(2) The stockholders ratified the appointment of PricewaterhouseCoopers LLP as the Company’s independent registered public accounting firm for the fiscal year ending May 31, 2005, with 95,168,175 affirmative votes, 51,831 negative votes, and 554,864 votes abstaining.

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	10.18	Form of Stock Option Agreement under 2001 Stock Incentive Plan

	10.19	Form of Stock Option Agreement under 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting)

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 7, 2005

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

10.18	Form of Stock Option Agreement under 2001 Stock Incentive Plan

10.19	Form of Stock Option Agreement under 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- John J. Coughlan.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- John J. Coughlan.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.