Form 10-Q
period 2005-02-28
LAWSON SOFTWARE INC
filed 2005-04-06
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2005

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2005 was 100,425,568.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

(unaudited)

	February 28, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$73,128	$72,396
Marketable securities	146,732	128,065
Trade accounts receivable, net	42,299	65,236
Deferred income taxes	11,753	15,311
Prepaid expenses and other assets	27,396	20,450

Total current assets	301,308	301,458

Long-term marketable securities	2,006	8,521
Property and equipment, net	14,817	17,235
Goodwill	43,372	43,042
Other intangible assets, net	34,346	40,767
Deferred income taxes	12,074	12,344
Other assets	201	231

Total assets	$408,124	$423,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,344	$1,652
Accounts payable	13,361	14,391
Accrued compensation and benefits	17,240	25,086
Other accrued liabilities	13,078	11,898
Deferred revenue and client deposits	74,376	83,095
Total current liabilities	119,399	136,122
Long-term debt, less current portion	—	990
Other long-term liabilities	3,354	3,600
Total liabilities	122,753	140,712
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par; 750,000 shares authorized; 112,070 and 110,074 shares issued, respectively; 99,801 and 98,346 shares outstanding, respectively	1,122	1,099
Additional paid-in capital	337,250	327,715
Treasury stock, at cost; 12,269 and 11,728 shares, respectively	(73,448)	(65,555)
Deferred stock-based compensation	(132)	(774)
Retained earnings	16,794	17,471
Accumulated other comprehensive income	3,785	2,930
Total stockholders’ equity	285,371	282,886
Total liabilities and stockholders’ equity	$408,124	$423,598

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
License fees	$13,924	$25,195	$40,370	$65,169
Services	68,790	66,411	208,028	198,704
Total revenues	82,714	91,606	248,398	263,873
Cost of revenues:
Cost of license fees	2,232	3,911	7,511	11,990
Cost of services	34,260	34,258	107,764	100,090
Total cost of revenues	36,492	38,169	115,275	112,080

Gross profit	46,222	53,437	133,123	151,793

Operating expenses:
Research and development	15,527	16,940	46,828	47,132
Sales and marketing	17,681	23,615	58,216	68,111
General and administrative	10,325	9,090	26,486	28,400
Restructuring	(153)	—	5,237	2,210
Amortization of acquired intangibles	391	346	1,160	912
Total operating expenses	43,771	49,991	137,927	146,765

Operating income (loss)	2,451	3,446	(4,804)	5,028

Other income:
Interest income	1,281	797	2,845	2,459
Interest expense	(11)	(18)	(39)	(56)
Total other income	1,270	779	2,806	2,403

Income (loss) before income taxes	3,721	4,225	(1,998)	7,431
Provision (benefit) for income taxes	961	1,648	(1,321)	2,898

Net income (loss)	$2,760	$2,577	$(677)	$4,533

Net income (loss) per share:
Basic	$0.03	$0.03	$(0.01)	$0.05
Diluted	$0.03	$0.02	$(0.01)	$0.04
Shares used in computing net income (loss) per share:
Basic	99,342	98,650	98,651	98,472
Diluted	104,899	107,510	98,651	107,339

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28, 2005	February 29, 2004
Cash flows from operating activities:
Net (loss) income	$(677)	$4,533
Adjustments to reconcile net (loss) income to net cash provided by operating activities:
Depreciation and amortization	12,258	9,756
Deferred income taxes	3,828	—
Provision for doubtful accounts	413	2,967
Loss on the disposal of assets	1	149
Tax benefit from stockholder transactions	2,955	10,289
Tax commitment from exercise of stock options	(1,144)	(1,720)
Amortization of stock-based compensation	171	1,046
Amortization of discount on notes payable	67	—
Amortization of discount and accretion of premium on marketable securities	119	566
Restructuring	5,237	2,210
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	22,524	(4,805)
Prepaid expenses and other assets	(6,918)	(5,443)
Accounts payable	(1,030)	(795)
Accrued expenses and other liabilities	(10,803)	(3,672)
Income taxes payable	(999)	—
Deferred revenue and client deposits	(8,915)	(4,370)
Net cash provided by operating activities	17,087	10,711

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	—	(15,879)
Purchases of marketable securities	(447,864)	(467,836)
Sales and maturities of marketable securities	435,608	465,259
Purchases of property and equipment	(3,101)	(3,830)
Net cash used in investing activities	(15,357)	(22,286)

Cash flows from financing activities:
Principal payments on debt	(1,323)	(726)
Exercise of stock options	6,378	8,638
Issuance of treasury shares for employee stock purchase plan	3,947	3,659
Repurchase of common stock	(10,000)	(30,164)
Net cash used in financing activities	(998)	(18,593)
Increase (decrease) in cash and cash equivalents	732	(30,168)
Cash and cash equivalents at beginning of period	72,396	109,871
Cash and cash equivalents at end of period	$73,128	$79,703

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(unaudited)

1.             BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and nine months ended February 28, 2005 are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2005. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Form 10-K filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2004. Certain reclassifications have been made to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings. Also see Note 2 of Notes to Condensed Consolidated Financial Statements.

2.             REVISION IN THE CLASSIFICATION OF CERTAIN SECURITIES

In connection with the preparation of this report, the Company concluded that it was appropriate to classify its dutch auction rate securities as marketable securities. Dutch auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a dutch auction process. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in the Condensed Consolidated Balance Sheet as of May 31, 2004. The Company has also made corresponding adjustments to the Condensed Consolidated Statement of Cash Flows for the nine months ended February 29, 2004, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Condensed Consolidated Statements of Cash Flows, or the Company’s previously reported Condensed Consolidated Statements of Operations for any period.

As of May 31, 2004, $7.6 million of these current investments were classified as cash and cash equivalents on the Company’s Consolidated Balance Sheet. For the nine months ended February 29, 2004, net cash provided by investing activities related to these current investments comprised of gross purchases of $376.7 million and gross sales of $353.7 million that was included in cash and cash equivalents in the Company’s Condensed Consolidated Statement of Cash Flows.

At February 28, 2005 and May 31, 2004, the Company held $143.9 million and $110.3 million, respectively of dutch auction rate securities classified within marketable securities as available-for-sale. As of May 31, 2004, of the $110.3 million of dutch auction rate securities held, $3.0 million were classified as long-term marketable securities as the reset dates were longer than 365 days from May 31, 2004. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 49 days, and, despite the long-term nature of their stated contractual maturities, the Company believes it has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

3.             STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, Accounting for Stock Issued to Employees, and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, Accounting for Stock-Based Compensation and SFAS No. 148, Accounting for Stock-Based Compensation-Transition and Disclosure - an amendment of Financial Accounting Standards Board (FASB) Statement No.123.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss):
As reported	$2,760	$2,577	$(677)	$4,533
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	38	257	104	637
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,862)	(2,010)	(5,441)	(5,296)
Pro forma net income (loss)	$936	$824	$(6,014)	$(126)

Net income (loss) per share:
Basic:
As reported	$0.03	$0.03	$(0.01)	$0.05
Pro forma	$0.01	$0.01	$(0.06)	$0.00
Diluted:
As reported	$0.03	$0.02	$(0.01)	$0.04
Pro forma	$0.01	$0.01	$(0.06)	$0.00

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

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Basic earnings per share computation:
Net income (loss) applicable to common stockholders	$2,760	$2,577	$(677)	$4,533
Weighted average common shares – basic	99,342	98,650	98,651	98,472
Basic net income (loss) per share	$0.03	$0.03	$(0.01)	$0.05

Diluted earnings per share computation:
Net income (loss) applicable to common stockholders	$2,760	$2,577	$(677)	$4,533
Shares calculation:
Weighted average common shares – basic	99,342	98,650	98,651	98,472
Effect of dilutive stock options and warrants	5,557	8,860	—	8,867
Weighted average common shares – diluted	104,899	107,510	98,651	107,339
Diluted net income (loss) per share	$0.03	$0.02	$(0.01)	$0.04

Potential dilutive shares of common stock and warrants excluded from the diluted net income (loss) per share computations were 13.6 million and 13.3 million as of February 28, 2005 and February 29, 2004, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potential dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

5.             NEW ACCOUNTING PRONOUNCEMENTS

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in Note 3 of Notes to Condensed Consolidated Financial Statements, the Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes Model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is effective with the Company’s second quarter of fiscal 2006. Based on the Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s results of operations; however the Company is currently evaluating the impact of this statement.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. The Company incorporated the required disclosures for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which the Company has none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on the Company’s statements of consolidated operations, financial position or cash flows.

6.             COMPREHENSIVE INCOME

The following table presents the calculation of comprehensive income (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Net income (loss)	$2,760	$2,577	$(677)	$4,533
Unrealized (loss) gain on available-for-sale investments, net of taxes	(11)	(26)	14	(133)
Foreign currency translation adjustment	(25)	984	841	2,264
Other comprehensive (loss) income	(36)	958	855	2,131
Comprehensive income	$2,724	$3,535	$178	$6,664

7.             RESTRUCTURING

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of approximately 100 employees in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43, resulted in a charge for severance and related benefits of $3.0 million in the second quarter ending November 30, 2004. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. During the third quarter ended February 28, 2005, the Company recorded an unfavorable adjustment of $0.05 million for costs associated with severance and related benefits that will be incurred under the Phase I Plan. All terminations and related cash payments were primarily completed as of February 28, 2005. The remaining cash payments are expected to be completed during the fourth quarter of fiscal 2005.

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balances as of February 28, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Phase I provision for restructuring	$2,998
Cash payments	(2,829)
Adjustment	49
Balance, February 28, 2005	$218

At November 30, 2004, the Company also accrued for a plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of approximately 70 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.5 million for severance and related benefits, in accordance with SFAS No. 112.  The reduction included employees who worked in sales, research and development and services. All terminations and related cash payments were primarily completed as of February 28, 2005.  The remaining cash payments are expected to be completed during the first quarter of fiscal 2006. During the third quarter ended February 28, 2005, the Company recorded a reversal of $0.2 million for costs associated with severance and related benefits that will not be incurred under the Phase II restructuring plan.

The following table sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of February 28, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Phase II provision for restructuring	$2,467
Cash payments	(1,618)
Adjustment	(215)
Balance, February 28, 2005	$634

As of February 28, 2005, remaining reserve balances related to prior years’ restructurings consist of $0.1 million in employee related costs and $0.07 million of facility closure liabilities. The employee-related costs are included in accrued compensation and benefits and are expected to be paid in full during fiscal 2005. The facility closure related costs are included in other accrued liabilities and are expected to be paid in full during the first quarter of fiscal 2006.

8.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended February 28, 2005 are as follows (in thousands):

Balance as of May 31, 2004	$43,042
Contingent consideration adjustment, net	(89)
Currency translation effect	419
Balance as of February 28, 2005	$43,372

Acquired intangible assets subject to amortization were as follows (in thousands):

	February 28, 2005			May 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$3,315	$19,625	$22,940	$324	$22,616
Acquired technology	14,412	7,700	6,712	14,272	5,183	9,089
Client lists	11,391	3,607	7,784	11,254	2,594	8,660
Non-compete agreements	648	423	225	632	230	402
	$49,391	$15,045	$34,346	$49,098	$8,331	$40,767

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for client lists, and the term of the agreement for non-compete agreements.  Intangible assets for maintenance contracts are amortized under a front end loaded accelerated amortization schedule, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue.  Amortization expense for the three months ended February 28, 2005 and February 29, 2004 was $2.2 million and $1.1 million, respectively.  Amortization expense for the nine months ended February 28, 2005 and February 29, 2004 was $6.6 million and $2.8 million, respectively.  Amortization expense is reported in amortization of acquired intangibles, cost of license fees and cost of services in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

Remainder of Fiscal Year 2005	$2,329
Fiscal Year 2006	8,613
Fiscal Year 2007	6,941
Fiscal Year 2008	4,660
Fiscal Year 2009	3,633
Thereafter	8,170
$34,346

9.             COMMITMENTS AND CONTINGENCIES

The Company has contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $8.6 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration is recorded as additional goodwill.  During the three months ended August 31, 2004, a $0.3 million adjustment to reduce goodwill related to contingent consideration was recorded. During the three months ended November 30, 2004, a $0.2 million increase to goodwill consideration was recorded under the contingent consideration agreements. No contingent consideration was earned or adjusted during the three months ended February 28, 2005.

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

In February 2004, the Company entered into an offshore agreement with a third-party to provide software maintenance services. If the Company terminates the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous nine months service charges, estimated to be approximately $1.6 million. Management is of the opinion that the agreement will not be terminated within the twenty-four month period.

10.          SUPPLEMENTAL CASH FLOW INFORMATION

During the nine months ended February 29, 2004 the Company paid cash totaling $15.9 million for the acquisitions of Apexion Technologies Inc., Closedloop Solutions, Inc and Numbercraft Limited. A consolidated summary of the acquisitions is as follows (in thousands):

Nine Months Ended February 29, 2004
Details of acquisition:
Fair value of assets	$20,697
Less liabilities assumed	(4,593)
Cash paid	16,104
Less cash acquired	(225)
Net cash paid for acquisitions	$15,879

11.          SEGMENT AND GEOGRAPHIC AREAS

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

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Revenues:
Domestic operations	$78,490	$84,692	$235,097	$245,474
International operations	4,224	6,914	13,301	18,399
Consolidated	$82,714	$91,606	$248,398	$263,873

	February 28, 2005	May 31, 2004
Long-lived assets:
Domestic operations	$76,723	$84,482
International operations	15,812	16,562
Consolidated	$92,535	$101,044

The following table presents revenues for license fees, maintenance and consulting services (in thousands):

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004
Components of revenues:
License fees	$13,924	$25,195	$40,370	$65,169
Services:
Consulting	25,513	28,121	81,169	84,838
Maintenance	43,277	38,290	126,859	113,866
Total services	68,790	66,411	208,028	198,704
Total revenues	$82,714	$91,606	$248,398	$263,873

12.          COMMON STOCK REPURCHASES

In June 2003, the Company’s Board of Directors authorized the repurchase, from time-to-time, of up to $50.0 million of the Company’s common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means. During the three months ended August 31, 2004, the Company completed the authorized stock repurchase plan by purchasing 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

13.          INCOME TAXES

The quarterly tax expense is measured using an estimated annual tax rate for the period. At February 28, 2005, the Company’s estimated annual tax rate is 43.9%. The Company’s effective tax rate is 25.8% and 39.0% for the three months ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005, the Company applied the 43.9% estimated annual tax rate to the year to date loss for the nine months ended February 28, 2005. The tax benefit was further adjusted for a tax benefit of $0.4 million recorded in the three months ended February 28, 2005 related to the true-up of the tax provision computed for the twelve months ended May 31, 2004 to the actual tax returns filed on February 15, 2005. The resulting tax provision recorded results in an effective tax rate of 25.8% for the three months ended February 28, 2005.

The Company’s overall effective tax rate is 66.1% and 39.0% for the nine months ended February 28, 2005 and February 29, 2004, respectively. The higher effective tax rate is due to the recording of a tax benefit on the pre-tax book loss at the estimated annual tax rate of 43.9% in the amount of $0.9 million for the nine months ended February 28, 2005. This tax benefit was increased by a tax benefit of $0.4 million related to the true-up of the tax provision computed for the twelve months ended May 31, 2004 to the actual tax returns filed on February 15, 2005. The combination of these items results in an effective tax rate of 66.1% for the nine months ended February 28, 2005.

The Company’s effective tax rate is 47.8% for the fiscal year ended May 31, 2004 and includes the impact of a $1.2 million valuation allowance for net deferred tax assets. The change in the effective tax rate from fiscal 2004 is a result of the Company’s need for a significantly lower additional valuation allowance against the deferred tax asset. The Company is estimating a potential valuation allowance tax expense of $0.3 million for the twelve months ended May 31, 2005.

The Company reviews its annual tax rate on a quarterly basis and makes necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from tax law changes. In addition, the Company identifies items which are not normal and recurring in nature and treats these as discreet events. The tax effect of discreet items is booked entirely in the quarter in which the discreet event occurs.

ITEM 2.  MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission.

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

Difficult Operating Environment During the Three and Nine Months Ended February 28, 2005

We continue to face a difficult environment for sales of our software and services.  Our license fee revenue declined year-over-year during the three and nine months ended February 28, 2005 due to reduced software purchasing activity by our potential clients and competition from Oracle Corporation and SAP AG.  We believe the reduced purchasing activity results from lower capital spending by potential clients for new software systems, uncertainty among potential clients due to consolidation and other factors in the software industry, and competing priorities for resources within our clients such as the recent focus on Sarbanes-Oxley compliance by public companies.  When we compete with Oracle and SAP for new clients, we believe that both of those companies attempt to use their relatively larger size and greater market position as a competitive advantage against us.  In response, we highlight our strong balance sheet and focus on client experience and return on investment.

Lower new software licensing activity in the three and nine months ended February 28, 2005 also resulted in fewer consulting engagements associated with the implementation of new software systems, and associated declining professional services revenue during those periods.  During the fall of 2004, a new leadership team with extensive experience in consulting and services practices, was given responsibility for our professional services, and this team is in the process of implementing various improvements and enhancements to our services. Our support revenues increased, as compared to the prior year by $5.0 million and $13.0 million during the three and nine months ended February 28, 2005, due primarily to our acquisition of support contracts from Siemens in April 2004. Continued growth in support revenue depends in part on adding new software clients through licensing activity to offset normal client attrition due to client consolidation and other factors.

Recognizing the need to better balance our operating expenses to the softer sales environment, we continued our efforts to control costs, and on a year-over-year basis, we reduced total operating expenses by $6.2 million and $8.8 million during the three and nine months ended February 28, 2005, respectively.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Condensed Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, product warranty reserves, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition as amended by SOP 98-4, Deferral of the Effective Date of a Provision of SOP 97-2, Software Revenue Recognition and SOP 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions, as well as Technical Practice Aids issued from time-to-time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, Revenue Recognition. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing client support. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Software arrangements which include services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

• Software License Fees — License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our clients. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, support or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value have been delivered.

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

Valuation of Long-Lived and Intangible Assets and Goodwill.   We review identifiable intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value. If our market value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our book value exceeds our market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

 Income Taxes.  Significant judgment is required in determining our income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from differing treatment of items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our condensed consolidated balance sheets. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income (loss) in the period in which such a determination is made.

We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance; we must include an expense within the tax provision in the statement of operations. As of May 31, 2004, the condensed consolidated balance sheet included net deferred tax assets in the amount of $27.7 million.  For the year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to our utilization.

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

As of February 28, 2005, we updated our analysis to reflect the necessary changes in estimates and determined that an increase in the valuation allowance in the amount of $0.3 million will be necessary. This anticipated increase has been reflected in the computation of the estimated annual effective tax rate. This increase is primarily due to additional federal contribution carryforwards and state net operating loss carryforwards.

We also concluded that it was more likely than not that the net deferred tax assets of $23.8 million as of February 28, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding as of February 28, 2005 would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $119.2 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $23.8 million as of February 28, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding and in-the-money as of February 28, 2005. Additionally, we determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could reach in excess of $33.7 million if the stock options outstanding and in-the-money as of February 28, 2005 are exercised.

In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations. We currently expect the fourth quarter of fiscal 2005 to be profitable; however if actual results differ significantly from estimated results, we would likely be required to fully reserve our deferred tax assets.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimatable and probable.

Informal Securities and Exchange Commission Investigation

On January 5, 2005, we announced that the Securities and Exchange Commission (SEC) conducted an informal investigation concerning our revenue recognition practices. We have fully cooperated with the SEC. In response to a telephone call from the SEC seeking information from us, our Audit Committee retained independent legal counsel, which retained an independent accounting firm, to investigate thoroughly the issues identified by the SEC. The Audit Committee’s investigation was completed in January 2005. Following the Audit Committee’s investigation, we concluded that our financial statements can continue to be relied upon and need not be restated.  The Audit Committee shared the results of its independent investigation with the SEC, and we will continue to provide information to the SEC as the process proceeds. The SEC has not concluded its informal investigation, and it is not bound by the results of our independent investigation.

We incurred approximately $2.6 million in fees and expenses for this independent investigation, of which approximately
$0.6 million was incurred during the second quarter of fiscal 2005 and $2.0 million was incurred during the third quarter of fiscal 2005. If the SEC initiates a formal investigation or initiates other actions we would incur additional fees and expenses and may incur other associated costs or liabilities.

Results of Operations

The following table sets forth certain line items in our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Nine Months Ended
	February 28, 2005	February 29, 2004	February 28, 2005	February 29, 2004

Revenues:
License fees	16.8%	27.5%	16.3%	24.7%
Services	83.2	72.5	83.7	75.3
Total revenues	100.0	100.0	100.0	100.0

Cost of revenues:
Cost of license fees	2.7	4.3	3.0	4.6
Cost of services	41.4	37.4	43.4	37.9
Total cost of revenues	44.1	41.7	46.4	42.5

Gross margin	55.9	58.3	53.6	57.5

Operating expenses:
Research and development	18.7	18.5	18.8	17.9
Sales and marketing	21.4	25.8	23.4	25.8
General and administrative	12.5	9.9	10.7	10.8
Restructuring	(0.2)	—	2.1	0.8
Amortization of acquired intangibles	0.5	0.3	0.5	0.3
Total operating expenses	52.9	54.5	55.5	55.6

Operating income (loss)	3.0	3.8	(1.9)	1.9

Other income	1.5	0.8	1.1	0.9
Income (loss) before income taxes	4.5	4.6	(0.8)	2.8
Provision (benefit) for income taxes	1.2	1.8	(0.5)	1.1
Net income (loss)	3.3%	2.8%	(0.3)%	1.7%

Three Months Ended February 28, 2005 Compared To Three Months Ended February 29, 2004

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing client support. Total revenues decreased to $82.7 million for the three months ended February 28, 2005 from $91.6 million for the three months ended February 29, 2004, representing a decrease of 9.7%. The $8.9 million decline in total revenue was attributed to a $11.3 million decline in license fees that was partially offset by a $2.4 million increase in services.

License Fees.    Revenues from license fees decreased to $13.9 million for the three months ended February 28, 2005 from $25.2 million for the three months ended February 29, 2004, representing a decrease of 44.7%. The $11.3 million decline in license fees was primarily due to a reduction in new client business activity and continued consolidation and uncertainty in the industry as well as priorities such as Sarbanes-Oxley compliance by public companies reducing capital spending on software. The average overall selling price of our licensing transactions for the three months ended February 28, 2005 decreased 29.8%, while the number of licensing transactions decreased 26.5% as compared to the same three month period of fiscal 2004.  Revenues from license fees as a percentage of total revenues, for the three months ended February 28, 2005 and February 29, 2004, were 16.8% and 27.5%, respectively.

Services.    Revenues from services increased to $68.8 million for the three months ended February 28, 2005 from $66.4 million for the three months ended February 29, 2004, representing an increase of 3.6%.  The $2.4 million increase in services was due to a $5.0 million increase in support revenue that was partially offset by a $2.6 million decrease in consulting revenue. The $5.0 million increase in support revenue was primarily due to a $2.7 million increase in revenue earned on support contracts purchased in April 2004, strong renewals and price increases.  The $2.6 million decrease in consulting revenue is consistent with lower business activity in product sales that directly impacts consulting revenue.  Services, as a percentage of total revenues, for the three months ended February 28, 2005 and February 29, 2004 were 83.2% and 72.5%, respectively.

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

Cost of license fees decreased to $2.2 million for the three months ended February 28, 2005 from $3.9 million for the three months ended February 29, 2004, representing a decrease of 42.9%.  The $1.7 million decrease was primarily due to a 44.7% decline in license fees which included a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for the three months ended February 28, 2005 and February 29, 2004 were 2.7% and 4.3%, respectively. Gross margin on revenue from license fees was 84.0% and 84.5% for the three months ended February 28, 2005 and
February 29, 2004, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to clients as well as intangible asset amortization on support contracts purchased in April 2004. Cost of services was $34.3 million for both the three months ended February 28, 2005 and February 29, 2004.  Cost of services was consistent year over year primarily due to several offsetting factors including, a $1.6 million increase in third-party consulting costs resulting from a higher proportion of third-party services in our revenue mix; and a $1.0 million increase in amortization related to support contracts purchased in April 2004. These increases were offset by a $1.3 million decrease in employee related costs, including a $0.7 million decrease due to the favorable impacts from restructuring activities and a $0.6 million reduction in incentive compensation; and a $1.0 million decrease in travel related costs, driven by lower consulting revenues and general cost containment activities. Cost of services as a percentage of total revenues for the three months ended February 28, 2005 and February 29, 2004 were 41.4% and 37.4%, respectively.  Gross margin on services revenues were 50.2% and 48.4% for the three months ended February 28, 2005 and February 29, 2004, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses decreased to $15.5 million for the three months ended February 28, 2005 from $16.9 million for the three months ended February 29, 2004, representing a decrease of 8.3%.  The $1.4 million decrease in research and development was primarily due to a $1.2 million reduction in employee related costs, including a $0.6 million decrease due to the favorable impacts from restructuring activities, a $0.5 million decrease in incentive compensation, and a $0.4 million decrease due to a reduction in headcount, partially offset by a $0.3 million increase in annual salaries; a $0.5 million decrease in costs due to general cost containment activities. These decreases were partially offset by a $0.7 million increase in spending on corporate initiatives, including $0.6 million related to the third-party offshore software support services agreement we entered into in February 2004. Research and development expenses as a percentage of total revenues for the three months ended February 28, 2005 and
February 29, 2004 were 18.7% and 18.5%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $17.7 million for the three months ended February 28, 2005 from $23.6 million for the three months ended February 29, 2004, representing a decrease of 25.1%.

The $5.9 million decrease in sales and marketing expenses was primarily due to a $3.5 million decrease in employee related costs, including a $1.8 million decrease due to incentive compensation, and a $1.3 million decrease due to the favorable impacts from restructuring activities; a $1.1 million decrease in costs associated with marketing initiatives, including event spending, public relations costs and industry analyst relations costs; a $0.8 million decrease in costs due to general cost containment activities, primarily travel related costs; and a $0.5 million decrease in office support costs. Sales and marketing expenses as a percentage of total revenues for the three months ended February 28, 2005 and February 29, 2004 were 21.4% and 25.8%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance expenses including property and casualty, general liability and other insurance.  General and administrative expenses increased to $10.3 million for the three months ended February 28, 2005 from $9.1 million for the three months ended February 29, 2004, representing an increase of 13.6%.

The $1.2 million increase in general and administrative expenses was primarily due to a $2.0 million increase in fees and expenses related to the SEC’s informal investigation; and a $1.0 million increase in costs primarily associated with Sarbanes-Oxley compliance initiatives. These increases were partially offset by a $1.2 million decline in bad debt expense reflecting a general reduction of accounts receivable as well as the favorable results that our focused collection efforts and a favorable client settlement had on reducing our reserve requirements; and a $0.3 million decrease in employee related costs.  General and administrative expenses as a percentage of total revenues for the three months ended February 28, 2005 and February 29, 2004 were 12.5% and 9.9%, respectively.

Restructuring.   During the three months ended February 28, 2005, we recorded a $0.2 million net reversal of restructuring for costs associated with severance and related benefits that will not be incurred related to the fiscal 2005 restructuring plans (Phase I and II). For additional information related to our restructuring initiatives refer to the following discussion regarding Restructuring under our summary of results of operations for the Nine Months Ended February 28, 2005 Compared to the Nine Months Ended February 29, 2004 as well as Note 7 of Notes to Condensed Consolidated Financial Statements.

During the three months ended February 28, 2005, we experienced a reduction in our employee related costs of approximately $3.8 million due to our fiscal 2005 restructuring activities.

Cash payments during the three months ended February 28, 2005 for the fiscal 2005 restructuring plans (Phase I and II) were $2.2 million. The remaining cash payments for the fiscal 2005 restructuring plans are expected to be completed during the first quarter of fiscal 2006. Although the prior years’ restructuring plans have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the three months ended February 28, 2005, we made cash payments totaling $0.04 million. During the three months ended February 29, 2004, we made cash payments totaling $0.3 million. The remaining cash payments for the prior years’ restructuring plans are expected to be completed during the first quarter of fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles increased to $0.4 million for the three months ended February 28, 2005 from $0.3 million for the three months ended February 29, 2004. The $0.1 million increase in amortization expense is primarily due to increases in amortization of intangibles associated with support contracts acquired in April 2004.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments increased to $1.3 million for the three months ended February 28, 2005 from $0.8 million for the three months ended February 29, 2004. The $0.5 million increase in interest income is primarily due to an increase in the average yield on investments compared to the same prior year period partially offset by an approximate $16.1 million decrease in average invested balances compared to the same prior year period.

Provision (Benefit) for Income Taxes

We recognized $1.0 million of income tax expense for the three months ended February 28, 2005 compared to $1.6 million for the three months ended February 29, 2004.  Our effective tax rate was 25.8% and 39.0% for the three months ended
February 28, 2005 and February 29, 2004, respectively.  At February 28, 2005, the Company applied the 43.9% estimated annual tax rate to the year to date loss for the nine months ended February 28, 2005. The tax benefit was further adjusted for a tax benefit of $0.4 million recorded in the three months ended February 28, 2005 related to the true-up of the tax provision computed for the twelve months ended May 31, 2004 to the actual tax returns filed on February 15, 2005. The resulting tax provision recorded results in an effective tax rate of 25.8% for the three months ended February 28, 2005. We review our effective tax rate on a quarterly basis and make necessary changes.

Nine months Ended February 28, 2005 Compared To Nine months Ended February 29, 2004

Total Revenues.     Total revenues decreased to $248.4 million for the nine months ended February 28, 2005 from $263.9 million for the nine months ended February 29, 2004, representing a decrease of 5.9%.  The $15.5 million decline in total revenue was attributed to a $24.8 million decline in license fees that was partially offset by a $9.3 million increase in services.

License Fees.    Revenues from license fees decreased to $40.4 million for the nine months ended February 28, 2005 from $65.2 million for the nine months ended February 29, 2004, representing a decrease of 38.1%.  The $24.8 million decline in license fees was primarily due to a reduction in new client business activity as well as priorities such as Sarbanes-Oxley compliance by public companies reducing capital spending on software. The average overall selling price of our licensing transactions for the nine months ended February 28, 2005, decreased 22.8% while the number of licensing transactions decreased 18.4% as compared to the same nine month period of fiscal 2004.  Revenues from license fees as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 16.3% and 24.7%, respectively.

Services.    Revenues from services increased to $208.0 million for the nine months ended February 28, 2005 from $198.7 million for the nine months ended February 29, 2004, representing an increase of 4.7%.  The $9.3 million increase in services was due to a $13.0 million increase in support revenue offset by a $3.7 million decrease in consulting revenue. The $13.0 million increase in support revenue was primarily due to an $8.4 million increase in revenue earned on support contracts purchased in April 2004, strong renewals and price increases. The $3.7 million decrease in consulting revenue is consistent with lower business activity in product sales that directly impacts consulting revenue. Services as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 83.7% and 75.3%, respectively.

Cost of Revenues

Cost of License Fees.   Cost of license fees decreased to $7.5 million for the nine months ended February 28, 2005 from $12.0 million for the nine months ended February 29, 2004, representing a decrease of 37.4%.  The $4.5 million decrease was primarily due to a 38.1% decline in license fees which included a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 3.0% and 4.6%, respectively. Gross margin on revenue from license fees was 81.4% and 81.6% for the nine months ended February 28, 2005 and February 29, 2004, respectively.

Cost of Services.  Cost of services increased to $107.8 million for the nine months ended February 28, 2005 from $100.1 million for the nine months ended February 29, 2004, representing an increase of 7.7%.  The $7.7 million increase in cost of services was primarily due to a $5.0 million increase in third-party consulting costs as a result of a higher proportion of third-party services in our revenue mix; a $3.0 million increase in amortization related to support contracts purchased in April 2004; and a $1.0 million increase in employee related costs, including a $1.6 million increase in annual salary increases, partially offset by a $0.8 million decrease due to the favorable impacts from restructuring activities.  These increases were partially offset by a $0.7 million decrease in travel related costs; a $0.4 million decrease in costs related to general cost containment activities; and a $0.2 million decrease in our sales reward program.  Cost of services as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 43.4% and 37.9%, respectively.  Gross margin on services revenues were 48.2% and 49.6% for the nine months ended February 28, 2005 and February 29, 2004, respectively.

Operating Expenses

Research and Development.    Research and development expenses decreased to $46.8 million for the nine months ended February 28, 2005 from $47.1 million for the nine months ended February 29, 2004, representing a decrease of 0.6%. The $0.3 million decrease in research and development expenses was primarily due to a $2.3 million decrease in employee related costs, including a $1.9 million decrease in incentive compensation, a $0.9 million decrease due to the favorable impacts from restructuring activities, a $0.8 million decrease due to a reduction in headcount, partially offset by a $1.0 million increase in annual salaries; and a $0.8 million decrease due to general cost containment activities. These decreases were partially offset by a $2.6 million increase in costs associated with corporate initiatives, including $1.6 million related to the third-party offshore software support services agreement we entered into in February 2004. Research and development expenses as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 18.8% and 17.9%, respectively.

Sales and Marketing.    Sales and marketing expenses decreased to $58.2 million for the nine months ended
February 28, 2005 from $68.1 million for the nine months ended February 29, 2004, representing a decrease of 14.5%.

The $9.9 million decrease in sales and marketing expenses was primarily due to a $8.7 million decrease in employee related costs, including a $4.1 million decrease due to incentive compensation, a $1.9 million decrease due to the favorable impacts resulting from restructuring activities, and a $1.9 million decrease due to a reduction in headcount, partially offset by a $0.8 million increase in annual salaries; a $2.1 million decrease in costs due to general cost containment activities, primarily travel related costs; and a $1.3 million decrease in other costs, primarily contract labor and rent. These decreases were partially offset by a $2.2 million increase in costs primarily associated with marketing initiatives, including event spending, public relations costs and industry analyst costs.  Sales and marketing expenses as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 23.4% and 25.8%, respectively.

General and Administrative. General and administrative expenses decreased to $26.5 million for the nine months ended February 28, 2005 from $28.4 million for the nine months ended February 29, 2004, representing a decrease of 6.7%.

The $1.9 million decrease in general and administrative expenses was primarily due to a $2.6 million decline in bad debt expense due to a general reduction of accounts receivable as well as the favorable results that our focused collection efforts and a favorable client settlement had on reducing our reserve requirements; a $2.1 million decrease in other legal related costs; and a
$1.5 million decrease in employee related costs, including a $1.9 million decrease in incentive compensation, and a $0.3 million decrease due to the favorable impacts of restructuring activities; and a $0.6 million decrease in other costs, primarily due to a $0.7 million asset impairment charge related to a discontinued project recorded in the prior year. These decreases were partially offset by a $2.6 million increase in fees and expenses related to the SEC’s informal investigation; a $1.6 million increase in costs associated with Sarbanes-Oxley compliance initiatives; and a $0.9 million increase due to corporate initiatives designed to increase efficiencies.  General and administrative expenses as a percentage of total revenues for the nine months ended February 28, 2005 and February 29, 2004 were 10.7% and 10.8%, respectively.

Restructuring. During the nine months ended February 28, 2005, we recorded $5.5 million of restructuring charges related to corporate restructuring initiatives designed to enhance operating effectiveness and profitability. Partially offsetting these charges was the reversal of $0.08 million of restructuring charges recorded for the fiscal 2003 and fiscal 2002 restructuring plans that we determined would not be incurred. During the nine months ended November 30, 2003, we recorded $2.3 million of restructuring charges related to corporate restructuring initiatives designed to enhance operating effectiveness and profitability. Partially offsetting these charges was the reversal of $0.04 million of restructuring charges recorded for the fiscal 2002 restructuring plan that we determined would not be incurred.

On September 28, 2004, we approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), we streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of approximately 100 employees in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43, resulted in a charge for severance and related benefits of $3.0 million in the second quarter ending November 30, 2004. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. During the third quarter ended February 28, 2005 we recorded an unfavorable adjustment of $0.05 million for costs associated with severance and related benefits that will be incurred under the Phase I restructuring plan.  All terminations and related cash payments were primarily completed as of February 28, 2005. The remaining cash payments are expected to be completed during the fourth quarter of fiscal 2005.

At November 30, 2004, we also accrued for a plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of approximately 70 employees in the United States and the United Kingdom, and because we were able to determine probability at the end of the second quarter of fiscal 2005, the restructuring plan resulted in a charge of approximately $2.5 million for severance and related benefits, in accordance with SFAS No. 112.  The reduction included employees who worked in sales, research and development and services. All terminations and related cash payments were primarily completed as of February 28, 2005.  The remaining cash payments are expected to be completed during the first quarter of fiscal 2006. During the third quarter ended February 28, 2005, we recorded a reversal of $0.2 million for costs associated with severance and related benefits that will not be incurred under the Phase II restructuring plan.

During the nine months ended February 28, 2005, we experienced a reduction in our employee related costs of approximately $5.2 million due to our fiscal 2005 restructuring activities. We anticipate that we will experience approximately $4.6 million in additional reductions in our employee related costs during the fourth quarter of fiscal 2005, for a total savings of $9.8 million in employee related costs during fiscal 2005. As a result of our fiscal 2005 restructuring plans, beginning in fiscal 2006 and going forward we anticipate an annualized reduction in our employee related costs of approximately $19.0 million.

As of February 28, 2005, remaining reserve balances related to prior years’ restructurings consist of $0.1 million in employee related costs and $0.07 million of facility closure liabilities. The employee related costs are included in accrued compensation and benefits and the facility closure related costs are included in other accrued liabilities.

Cash payments during the nine months ended February 28, 2005, for the fiscal 2005 restructuring plans (Phase I and II) were $4.4 million.  Although the restructuring plans for fiscal 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the nine months ended February 28, 2005, we made cash payments totaling $0.1 million. The remaining cash payments for the prior years’ restructurings are expected to be completed during the first quarter of fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles increased to $1.2 million for the nine months ended February 28, 2005 from $0.9 million for the nine months ended February 29, 2004. The $0.3 million increase in amortization expense is primarily due to increases in amortization of intangibles associated with support contracts acquired in April 2004 and companies acquired since the prior year period. The companies acquired include Numbercraft Limited acquired in July 2003, Closedloop Solutions, Inc. acquired in September 2003 and Apexion Technologies, Inc. acquired in October 2003.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long-term investments, increased to $2.8 million for the nine months ended February 28, 2005 from $2.4 million for the nine months ended February 29, 2004.  The $0.4 million increase in interest income is due to an increase in the average yield on investments partially offset by an approximate $24.0 million decrease in average invested balances compared to the same prior year period.

(Benefit) Provision for Income Taxes

We recognized a $1.3 million income tax benefit for the nine months ended February 28, 2005 compared to a $2.9 million income tax provision for the nine months ended February 29, 2004. Our effective tax rate is 66.1% and 39.0% for the nine months ended February 28, 2005 and February 29, 2004, respectively. At February 28, 2005, the Company applied the 43.9% estimated annual tax rate to the year to date loss for the nine months ended February 28, 2005. The tax benefit was further adjusted for a tax benefit of $0.4 million recorded in the three months ended February 28, 2005, related to the true-up of the tax provision computed for the twelve months ended May 31, 2004 to the actual tax returns filed on February 15, 2005.  The resulting tax provision recorded results in an effective tax rate of 66.1% for the nine months ended February 28, 2005.  We review our effective tax rate on a quarterly basis and make necessary changes.

Liquidity and Capital Resources

As of February 28, 2005, we had $221.9 million in cash, cash equivalents and marketable securities and $181.9 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our clients. Days sales outstanding (DSO), which is calculated as net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 46 and 59 as of February 28, 2005 and May 31, 2004, respectively. The decrease in the DSO for the three months ended February 28, 2005 as compared to the three months ended May 31, 2004 was due primarily to a decrease in net receivables as a result of focused collection efforts. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services and facilities.

We believe that cash, cash equivalents and marketable securities will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for at least the next twelve months.

Cash flows from operating activities:

Net cash provided by operating activities was $17.1 million for the nine months ended February 28, 2005 compared with $10.7 million for the nine months ended February 29, 2004. Our net loss of $0.7 million was offset by non-cash charges resulting in $23.9 million of cash from operations before working capital changes. The net working capital changes of $6.1 million reduced the overall cash provided to $17.1 million.

The significant activity in cash flows from working capital changes for the nine months ended February 28, 2005 primarily related to a $22.5 million increase in cash from trade accounts receivable that was offset by a $10.8 million decrease in accrued expenses and other liabilities; an $8.9 million decrease in deferred revenue and client deposits; and a $6.9 million increase in prepaid expenses and other assets.

The $22.5 million increase in cash from trade accounts receivable was due primarily to focused collection efforts.
The $10.8 million decrease in accrued expenses and other liabilities was due primarily to the payment of employee benefits under our restructuring plans and the payment of fiscal 2004 incentive compensation in the first quarter fiscal 2005.  The $8.9 million decrease in deferred revenue and client deposits was primarily due to a decrease in cash received on support billings as a result of a change in client billing cycles and other delayed collections.  The change in client billing cycles resulted in initially smaller client invoices due to pro-rata billings in an effort to get individual multiple client support billings to a common renewal date. The cash collections generated by the pro-rata billings will fluctuate according to renewal periods identified by our clients. The $6.9 million increase in prepaid expenses and other assets was primarily due to an increase in our income tax receivable.

Cash flows from investing activities:

Net cash used in investing activities was $15.4 million for the nine months ended February 28, 2005 compared with
$22.3 million for the nine months ended February 29, 2004. The decrease in cash from investing activities for the nine months ended February 28, 2005 primarily related to the proceeds from the maturities and sales of marketable securities that were used to augment cash flows from operations, to fund capital expenditures, share repurchases, and to repay debt. We have made reclassifications to our Condensed Consolidated Statement of Cash Flows for the nine months ended February 29, 2004, to reflect the gross purchases and gross sales of dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents. Refer to Note 2 of Notes to the Condensed Consolidated Financial Statements for additional information.

Cash flows from financing activities:

Net cash used in financing activities was $1.0 million for the nine months ended February 28, 2005 compared with $18.6 million for the nine months ended February 29, 2004.  The decrease in cash from financing activities for the nine months ended February 28, 2005 primarily related to $10.0 million in cash used to fund the repurchase of common stock and $1.3 million used for debt service that was primarily offset by $6.4 million in cash received from the exercise of stock options, and $3.9 million in cash received from employee contributions to our employee stock purchase plan.

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

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) replaces SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used.  As disclosed in Note 3 of Notes to the Condensed Consolidated Financial Statements, we elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the first interim or annual reporting period that begins after June 15, 2005, which is effective with our second quarter of fiscal 2006. Based on our significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our results of operations, however we are currently evaluating the impact of this statement.

In November 2003 and March 2004, the Emerging Issues Task Force (EITF) reached a consensus on EITF Issue No. 03-01, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The consensus reached requires companies to apply new guidance for evaluating whether an investment is other-than-temporarily impaired and also requires quantitative and qualitative disclosures of debt and equity securities, classified as available-for-sale or held-to-maturity, that are determined to be only temporarily impaired at the balance sheet date. We incorporated the required disclosures for investments accounted for under SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, as required in the fourth quarter of fiscal year 2004, and chose to early adopt the guidance related to evaluating other-than-temporary impairment. Disclosures for all investments outside the scope of SFAS No. 115 (cost and equity method investments), of which we have none, are required in the fourth quarter of fiscal 2005. Adoption of EITF Issue No. 03-01 will not have an impact on our statements of consolidated operations, financial position or cash flows.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at February 28, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3 – 5 Years	More than 5 Years
Operating leases	$75,469	$8,679	$15,793	$15,834	$35,163
Debt	1,344	1,344	—	—	—
Purchase obligations (1)	7,435	4,796	2,471	168	—
Total	$84,248	$14,819	$18,264	$16,002	$35,163

(1) Our purchase obligations represent those commitments greater than $50,000.

Factors That May Affect Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks.  Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-Q. This section should be read in conjunction with the Condensed Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-Q.  Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. We may make forward-looking statements from time-to-time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-Q.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

Our revenue and profitability depend on the overall demand for computer software, support and services, particularly in the industries in which we sell our products and services.  Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles.  Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in companies, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential clients. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict.  During fiscal 2005 and the prior three fiscal years, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits, facility closure or consolidation charges.  There is no assurance that these cost reduction measures will be sufficient to offset any future revenue declines.  Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

A number of our competitors are well-established software companies that have advantages over us.

We face competition from a number of software companies that have advantages over us due to their larger client bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, and SAP AG, both of which have larger installed client bases. If clients or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. When we compete with Oracle or SAP for new clients, we believe that both of those larger companies often attempt to use their size and staying power as a competitive advantage against us. Oracle’s recent purchase of Peoplesoft, and pending purchase of Retek Inc., and other consolidations in the software industry, have fueled uncertainty among client prospects.

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

Our core product face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products.  Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms.  In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms or fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

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

If we are unable to attract and retain qualified personnel, specifically software engineers and sales personnel, we will be unable to develop new products and increase our revenue.

We are experiencing increased competition for attracting and retaining software engineers and sales personnel. If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to increase our revenue. Competition for personnel in the software industry is intense, and at times, we have had difficulty locating qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our client service. In particular, the loss of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.

Our earnings may be impacted by the new accounting pronouncement requiring expensing of equity instruments issued to employees.

We currently account for the issuance of stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has issued SFAS No. 123(R), Share-Based Payment that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS No. 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. We will be required to expense all outstanding non-vested stock options as of September 1, 2005 and stock options and other applicable equity instruments issued to employees on or after September 1, 2005.  Due to the significant number of outstanding unvested stock options as of September 1, 2005, we expect to incur material compensation expense after September 1, 2005 as those options vest or in the event we decide to accelerate vesting.  We may decide to change our stock based compensation plan strategy for future grants. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase the cash compensation. Note 3 of Notes to Condensed Consolidated Financial Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for the three and nine months ended February 28, 2005 and February 29, 2004.

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

•                  we have historically had a higher concentration of licensing activities in the second half of our fiscal year due to the nature of our sales personnel compensation programs; this pattern did not continue in the third quarter ended February 28, 2005 and there is no assurance that this pattern will or will not continue in the future;

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

Our existing and prospective clients routinely require education regarding the use and benefits of our products.  This may also lead to delays in receiving clients’orders.

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

While we currently believe our internal control over financial reporting is effective, we are still performing the system and process documentation and evaluation needed to comply with Section 404, which is both costly and challenging.  During this process, if our management identifies one or more material weaknesses in our internal control over financial reporting, we will be unable to assert such internal control is effective.  If we are unable to assert that our internal control over financial reporting is effective as of May 31, 2005 (or, if our auditors are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have an adverse effect on our stock price.

While we currently anticipate being able to satisfy the requirements of Section 404 in a timely fashion, we cannot be certain as to the timing of completion of our evaluation, testing and any required remediation due in large part to the fact that there is no precedent available by which to measure compliance with the new Auditing Standard No. 2.

We may be required to delay revenue recognition into future periods, which could adversely impact our operating results

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

Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States of America for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.  Furthermore, because many contracts within our verticals including, government and education and healthcare, often include the terms summarized above, the contracts result in revenue deferrals.

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

On February 28, 2005, the condensed consolidated balance sheet includes net deferred tax assets in the amount of $23.8 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. For the fiscal year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards that are estimated to expire prior to utilization. As of February 28, 2005, we updated our analysis to reflect the necessary changes in estimates and determined that an additional valuation allowance of $0.3 million was necessary. This increase is primarily due to additional federal contribution carryforwards and state operating loss carryforwards that expire within the next ten years.

In the event that we adjust our estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially adversely impact our financial position and results of operations. We currently expect the fourth quarter of fiscal 2005 to be profitable; however if actual results differ significantly from estimated results, we would likely be required to fully reserve our deferred tax assets.

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

•                  developments in the SEC investigation that we announced on January 5, 2005;

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

Our ability to achieve revenue growth will depend in large part on adding new partners to expand our sales channels, as well as leveraging our relationships with existing partners. If our relationships with these resellers, system integrators and strategic and technology partners deteriorate or terminate, we may lose important sales and marketing opportunities. Our reseller arrangements may from time-to-time give rise to disputes regarding marketing strategy, sales of competing products, exclusive territories, payment of fees and client relationships, which could negatively affect our business or result in costly litigation.

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

Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our clients may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time-to-time we have received client complaints following installation of our products. We are currently a defendant in several lawsuits where clients have raised these types of issues with our products and services.  In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. These conditions increase the risk that we could experience, among other things:

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

While no industry standard exists for software development tools, several companies have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard.  If a software product were to emerge as a clearly established and widely accepted industry standard or if rising expectations of toolsets of applications cause our toolsets to become obsolete, we may not be able to adapt our tools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify our tools or to redesign our software products to accommodate the new industry standard. This would be expensive and time-consuming and may adversely affect results of operations and the financial condition of our business. Our failure to drive or adapt to new and changing industry standards or third-party interfaces could adversely affect sales of our products and services.

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

We currently do not compete in the software “on demand” or application service provider markets.

Some businesses choose to access enterprise software applications through hosted “on demand” services or application service providers who distribute enterprise software through a hosted subscription service. We do not currently have an “on demand” hosting program for our products and have had limited success with channel partners who serve as application service providers for clients. If these alternative distribution models gain popularity, we may not be able to compete effectively in this environment.

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

As part of our standard license agreements, we agree to indemnify our clients for some types of infringement claims under the laws of the United States of America and some foreign jurisdictions that may arise from the use of our products. If a claim against us were successful, we may be required to incur significant expense and pay substantial damages, as we are unable to insure against this risk. Even if we were to prevail, the accompanying publicity could adversely impact the demand for our software. Provisions attempting to limit our liability in our standard agreements may be invalidated by unfavorable judicial decisions or by federal, state, local or foreign laws or ordinances.

If the open source community expands into enterprise application software, our license fee revenues may decline.

The open source community is comprised of many different formal and informal groups of software developers and individuals who have created a wide variety of software and have made that software available for use, distribution and modification, often free of charge. Open source software, such as the Linux operating system, has been gaining in popularity among business users. If developers contribute enterprise application software to the open source community, and that software has competitive features and scale to support business users in our markets, we will need to change our product pricing and distribution strategy to compete.

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

We consider certain aspects of our internal operations, software and documentation to be proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws to protect this information. In addition, to date, we hold one patent and have filed several patent applications. Outstanding applications may not result in issued patents and, even if issued, the patents may not provide any competitive advantage. Existing copyright laws afford only limited protection. Our competitors may independently develop technologies that are less expensive or better than our technology. In addition, when we license our products to clients, we provide source code for many of our products. We may also permit clients to obtain access to our other source code through a source code escrow arrangement. This access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of some countries in which our software products are or may be licensed do not protect our software products and intellectual property rights to the same extent as the laws of the United States of America. Defending our rights could be costly.

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

We believe that our future success depends upon our ability to continue to train, retain, effectively manage and attract highly skilled technical, managerial, sales and marketing personnel. If our efforts in these areas are not successful, our costs may increase, development and sales efforts may be hindered and our client service may be degraded.  There is intense competition for personnel in the software industry. From time-to-time, we experience difficulties in locating enough highly qualified candidates in desired geographic locations, or with required product development or industry-specific expertise.

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

In October 2004, we announced that our Founder and Chairman had entered into a selling plan to sell up to 1,750,000 shares during the period October 2004 through August 2005.  In October 2004, we also announced that our Chief Executive Officer and Chief Financial Officer had each entered into selling plans, to sell up to 400,000 and 219,000 shares, respectively, during the period January 2005 through October 2005.  These executive officers may also elect to sell or transfer other shares apart from the selling plans. Other executive officers, directors or principal stockholders could also elect to sell their shares from time-to-time. A substantial number of shares of our common stock are held by our founders, their family members, a pre-initial public offering investor, current or former employees, officers or directors. Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

Control by existing shareholders could significantly influence matters requiring stockholder approval.

As of February 28, 2005, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 18.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.

Financial outlook.

From time-to-time in press releases and otherwise, we may publish forecasts or other forward-looking statements regarding our future results, including estimated revenues or net earnings. Any forecast of our future performance reflects various assumptions. These assumptions are subject to significant uncertainties, and as a matter of course, any number of them may prove to be incorrect. Further, the achievement of any forecast depends on numerous risks and other factors (including those described in this discussion), many of which are beyond our control. As a result, we cannot provide assurance that our performance will be consistent with any management forecasts or that the variation from such forecasts will not be material and adverse. Current and potential stockholders are cautioned not to base their entire analysis of our business and prospects upon isolated predictions, but instead are encouraged to utilize our entire publicly available mix of historical and forward-looking information, as well as other available information affecting us, our products and services, and the software industry when evaluating our prospective results of operations.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Annual Report on Form 10-K for the fiscal year ended May 31, 2004 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended (Exchange Act) we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our current disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no significant change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time-to-time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse effect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(b) Use of Proceeds

As of February 28, 2005, we held $116.6 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended February 28, 2005, we used approximately $1.4 million for capital expenditures and $0.8 million for the repayment of debt.

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

Date: April 6, 2005

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