Form 10-K
period 2005-05-31
LAWSON SOFTWARE INC
filed 2005-08-01
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED MAY 31, 2005

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

Common Stock, $0.01 Par Value Per Share

Preferred Stock Purchase Rights

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒  No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant’s knowledge, in definitive proxy or information statements incorporated by Reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). Yes ☒  No ☐

The aggregate market value of the voting and non-voting common stock held by non-affiliates of the registrant, based upon the closing sale price of Common Stock on November 30, 2004 as reported on the Nasdaq National Market, was approximately $519,488,853.

The number of shares of the registrant’s common stock outstanding on July 22, 2005 was 101,595,243.

DOCUMENTS INCORPORATED BY REFERENCE

Part III of this Form10-K Report incorporates by reference portions of the proxy statement information that will be contained in the Registration Statement on Form S-4 that will be filed in connection with the special meeting of stockholders concerning the proposed business combination with Intentia International AB and the election of directors.

LAWSON SOFTWARE, INC.

Form 10-K

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

Part I

Item 1. Business

GENERAL

We provide business application software, services and support to specific markets including healthcare, retail, financial services (banking, insurance and other financial services), education, local/state governments and professional services.

Our software includes financials, human resources, procurement, healthcare supply chain, distribution, retail operations, service process optimization, and enterprise performance management applications designed to help manage, analyze and improve our clients’ businesses. Our applications help automate and integrate critical business processes, aiding in collaboration among our clients and their partners, suppliers and employees. Through our consulting services we primarily help our clients implement their Lawson applications. Through our support services we provide ongoing maintenance and assistance to our clients.

Founded in 1975, we have more than 2,000 clients. We generate revenue through license fees, fees for consulting, training and implementation services, and fees for client support and maintenance. We market and sell our software and services primarily through a direct sales force, which is augmented by channel partners and resellers outside of the United States and Canada.

Lawson Software is a Delaware corporation. In February 2001, we were reincorporated through a merger with our predecessor, Lawson Associates, Inc., a Minnesota corporation, which was incorporated in 1975. Our principal executive office is located at 380 Saint Peter Street, St. Paul, Minnesota 55102-1302. Our telephone number is (651) 767-7000, and our website is www.lawson.com.

ENVIRONMENT

We face a challenging environment for sales of our software and services resulting from lower capital spending by potential clients for new software systems, and competing priorities for resources within our clients such as the recent focus on Sarbanes-Oxley compliance by public companies. Two additional factors affecting our business and industry are consolidation and midmarket significance.

Consolidation

Until recently, big mergers involving Enterprise Resource Planning (ERP) software vendors have been fairly uncommon in the software industry, where companies typically evolved on their own. Acquisitions tended to be made by larger companies seeking to fill a niche with new expertise. This changed when Oracle Corporation acquired PeopleSoft Inc. in December 2004. That same month, Symantec Corporation agreed to acquire Veritas Software Corporation. In March 2005, SAP AG attempted to acquire Retek Inc. Oracle out-bid SAP AG and acquired Retek in April 2005.

While mergers helped those companies doing the acquiring, they caused problems for other players because of the uncertainty they created.  In 2004 for example, Oracle’s acquisition of PeopleSoft led to a drop in industry-wide new license revenues, according to industry analysts.  Because it took more than a year for that deal to close, many current and potential customers of PeopleSoft/J.D. Edwards delayed purchases.

Because of these acquisitions, clients and prospects remained cautious in their decisions throughout fiscal 2005. Questions remained about whether the industry would stabilize or if consolidation would continue.  Even with the completion of these acquisitions there continues to be a level of uncertainty and volatility in the market, according to industry analysts.

Our June 2, 2005 announcement of our intention to combine with Stockholm, Sweden-based Intentia International AB is consistent with merger activity in the industry.  For additional information on our pending transaction, refer to Footnote 18 “Subsequent Events” in the Notes to the Consolidated Financial Statements.

Midmarket Significance

Lawson provides products and services to a variety of mid to large size businesses. We market our services to key industries, such as health care and local/state government. As a result, we have established a respected expertise in the industries we serve. Because the majority of businesses within these industries are mid-market in size (annual sales of $250 million to $1 billion), we also have developed an expertise serving the mid-market, where approximately 75 percent of our client base now resides.

Industry analysts consider midmarket to have the strongest growth potential for ERP vendors during the next five years. Increasingly, businesses within this category are looking to buy, add to or replace what they are using to help manage their financials, human resources, procurement, distribution or other business management processes.

COMPETITION

The markets for our products and services are highly competitive. Many of our competitors may have an advantage over us due to their larger client bases, greater name recognition, operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. We believe that the principal competitive factors affecting our market include:

•                  Product features, functionality, performance and price

•                  Knowledge of a client’s industry and tailored solutions

•                  Company stability, resources and reputation

•                  Ease of integration and speed of implementation

•                  Level of client service

•                  Sales and marketing efforts

•                  New product and technology introductions

We believe we have competitive advantages over a number of our competitors. Some of these advantages include:

•                  30 years of midmarket experience

•                  Low total cost of ownership

•                  Industry specific experience

•                  Industry focused solutions

•                  Openness and flexibility of our software’s architecture

During fiscal 2005, we further differentiated ourselves from the competition by improving our consulting and maintenance services, improving overall client experiences and loyalty, and introducing a plan for new open software architecture called Landmark.

PRODUCTS

Benefits of Our Software

We provide business application software that helps automate and improve the business processes of our clients. The open architecture of our software gives clients a choice to deploy a pre-configured, industry-tailored application or customize the application quickly and easily to conform to the client’s unique business processes. The benefits of our software include:

Automation, Collaboration, and Analysis. Our software may automate business processes, enable collaboration among process participants and can be set up to deliver detailed analyses of process results. In addition, our back-office software suites can be implemented with our front-office solutions and tools to deliver broader benefits to an organization. For example, our service automation software can be set up to enable authorized staff to assess critical information on service projects. The system can be configured to enable managers to easily identify and assign the appropriate personnel to projects based on skills and availability. The service automation software has been designed to allow personnel to enter their time and expenses associated with a project into our software, which allows these entries to be processed through our financial management software to assist with project accounting; our payroll application to update time records; our accounts payable application to reimburse any employee expenses; and our enterprise performance management application to deliver financial, project and resource performance reports to appropriate managers.

Industry-Tailored Solutions. We use our expertise in targeted industries to provide pre-configured functionality that addresses the specific business needs of these industries, thus increasing the “out-of-the-box” utility of our applications. For example, our healthcare supply chain software streamlines and optimizes the supply chain operations from start to finish for one hospital or an entire network.

Flexible, Web-Based Architecture. Our software can be deployed into a client’s system with pre-configured functionality or easily customized to conform to the client’s business processes using our software extension tools. Our open architecture enables our software to run on most leading hardware and operating system platforms and to operate with the leading relational database management systems. This allows our clients to choose the most appropriate platforms independently from selecting our applications. Furthermore, our applications can integrate with most legacy systems through standard interfaces and integration protocols. Because many of our applications do not require software to reside on the desktop computer and are accessed directly through a standard Web-browser or a supported wireless device, we believe many of our applications can be deployed and used without extensive training. Our software enables deployment in large, global enterprises and in small and medium-sized businesses.

Rapid and Cost-Effective Implementation. Our industry focus and flexible software can enable fast, efficient deployment. We believe our knowledge of our targeted industries allows our industry-focused consulting services teams to implement our software with an in-depth understanding of the business needs of the client, thereby in many cases reducing time, effort and expense.

Types of Software

Our software is comprised of core business applications, enterprise performance management applications and software extension tools.

Core Business Applications include ERP and Supply Chain Management (“SCM”) solutions that can automate tasks related to financial management, human resources, procurement, healthcare supply chain, distribution, retail operations, and service-related projects or processes. These core business applications include components in each functional area, which we license separately or bundle together as suites designed for our targeted markets. Our applications enable organizations to execute standard business processes as well as provide functionality specific to the industries we target. The following list details each core business application:

Lawson Financials Suite.  Lawson Financials applications may enable our clients to create and track financial and accounting data across multiple companies, languages, currencies and books of accounts. These applications can provide extensive analytical capabilities and integrate our clients’ financial management processes with other core business applications.

Lawson Human Resources Suite.  Lawson Human Resources applications can assist in developing and managing employees. These applications interface with our financials applications to update the financial reporting functions for changes in employment and payroll.

Lawson Procurement Suite.  Lawson Procurement applications may automate the operational and administrative procurement processes, promote adherence to purchasing policies, assist businesses in negotiating pricing for supplies, lower materials and services costs and improve inventory practices.

Healthcare Supply Chain Management.  Lawson’s healthcare-specific software streamlines and optimizes the supply chain operations from start to finish for one hospital or an entire network. Healthcare Supply Chain software can help standardize buying processes, manage supply costs, improve contract utilization, and ensure consistent supply availability.

Lawson Distribution Suite.  Lawson Distribution applications can provide sales order management, warehouse fulfillment, client invoicing and accounts receivable in an integrated solution.

Software for Retailers.  Lawson’s retail-specific software includes Retail Operations and Retail InSight applications. Retail Operations applications are built for high-volume retail enterprises to manage item information, category planning and review, assortment, pricing, promotions, warehouse replenishment, multi-channel ordering, store replenishment, forecasting and order determination. Retail InSight applications can help retailers select store locations, find the right product mix, and run successful promotions.

Lawson Service Process Optimization Suite.  Lawson Service Process Optimization includes Services Automation, which provides professional services organizations with tools to manage work, resources, time, expenses, and finances; Portfolio Manager, which analyzes all active and prospective engagements to help determine which ones will deliver the best returns; and Time and Expense, which captures time and expense data in one place for employees, non-employees, offsite workers, and international staff.

Enterprise Performance Management (“EPM”) is an integrated suite of capabilities and applications designed to optimize corporate performance and corporate governance. It can access a variety of common data sources in an organization and application data directly from Lawson and non-Lawson sources. As a result, Lawson EPM provides actionable, role-based self-service information from a single data source to help empower the key decision makers throughout an enterprise. Principal components include: Lawson Reporting Suite which can streamline the way organizations gather, analyze, share, and act on business data.; and Budgeting and Planning, which may enable organizations to conduct budgeting, periodic forecasting, and dynamic planning—quickly, accurately, and productively.

Software Extension Tools can be added to almost any Lawson application to tailor the application to a client’s specific needs. These include User Productivity Tools, which provide additional information sharing, collection, and process/analysis capabilities; Data Integration Tools, which connect Lawson software with legacy systems, transaction systems, custom applications, and handheld devices; Development Tools, which allow developers to customize Lawson’s interface, and deploy Lawson software in new ways; and System Tools, which allow an IT team to monitor and manage an organization’s Lawson system.

SERVICES

We offer comprehensive consulting, training and implementation services and ongoing client support and maintenance, which support our software applications. Generally, we charge our clients for these services on a fee-for-service basis. Client support and maintenance typically is charged as a percentage of license fees and can be renewed annually at the election of our clients based on available support offerings. Our in-house services organization also is responsible for educating Lawson-selected third-party system integrators on the use of our software to assist them in providing services to our clients. Given our current base of more than 2,000 clients, our services organization is a large and important part of our overall business. As of May 31, 2005, our services organization consisted of approximately 575 employees.

Consulting Services

Our professional services are integral to our ability to provide clients with successful business software. Our experienced, professional consultants work with clients to design and execute an implementation plan based on their business objectives. We also provide our clients with education and training. Our training services include providing user documentation and training at our corporate offices in St. Paul, Minnesota, in several regional offices and at the client site.  We also provide Web-based computer-based training that our clients can access from their own offices.

Client Support and Maintenance

We provide our clients with software updates, new releases, new versions and corrections as part of our support services. We offer help desk support through our Global Support Center (“GSC”), which provides technical and product error reporting and resolution support. Clients can access the GSC through various methods, including online interactive support. We can enable clients to monitor the progress of their requests for assistance, and offer a wide variety of up-to-date Lawson-specific product knowledge, including release planning, application descriptions, publications, and training course dates, with intuitive search capabilities on our companywide intranet, a portion of which is accessible by our partners and clients.

Recent Services Improvements

Lawson is a client-centric products company with strong consulting and maintenance services. Following the release of industry studies in 2004 that found clients were unhappy with how software providers were treating them, we decided to build on our already strong base of client support by implementing a long-term program to improve clients’ experiences across every part of our company.

This initiative involved creating a new organizational structure, internal efficiency objectives and a new inspection process to measure achievement against these goals. Lawson Professional Services was restructured from an organization focused on installing software, to a group that helps clients focus on the business outcomes resulting from purchasing and using Lawson software. This outcome-based approach allows consultants more flexibility to fulfill client needs while also maintaining a firm commitment to the company’s declared vertical markets. During the fall of 2004, a new leadership team with extensive experience in consulting and services practices was given responsibility for our professional services area.

These changes are expected to produce higher value-added revenue opportunities and growth, as well as more efficient delivery that should yield service margin improvements in future quarters.

TECHNOLOGY ARCHITECTURE

Principles

Lawson’s technology architectural foundation is based on the concept of separation of concerns, in which there is a clear separation of the various layers of Lawson’s technology stack: the user access layer, the Web server layer, the application server layer, the database server layer, and the connection to external systems. This approach gives Lawson the flexibility to deliver releases for the various layers on different schedules, adopt new technologies and standards more readily, and develop industry-specific applications. This approach also helps protect client investment and may ease their transition to new releases. Lawson’s technology architecture adheres to the following principles:

Open architecture. Lawson’s open architecture and Business Component Integrator (“BCI”) can help our clients connect their other systems to Lawson, allowing our clients to work with the computing platforms and technologies they prefer or have to maintain, such as custom-built legacy systems. With Lawson’s open architecture, there is no need for clients to abandon other technology investments or rebuild infrastructure to fit Lawson. Lawson’s systems operate on most industry standard hardware platforms including IBM, Sun, and Hewlett-Packard, and industry standard operating systems, including IBM iSeries, Unix, and Windows on Intel servers.

Thin-client architecture. Many of Lawson’s products use thin-client architecture, which means that a client’s Internet, intranet, or extranet connection gives quick, easy, and secure access to those applications. Thin-client architecture may reduce staff training time, speed implementation, ease administration costs, and can give clients a more rapid return on their Lawson investment.

Scalable. Our architecture is designed to grow with our clients and meet their evolving strategic needs. Lawson applications are designed to be personalized, extended, and integrated to meet the changing needs of an organization.

Secure. Lawson’s application and technology infrastructure can allow clients to build security policies as simple or complex as needed to meet the organization’s security requirements. Security policies can be created that authorize end users to access only the Lawson applications required to get their job done. Once an end user is authorized to access a Lawson application, even more restrictive security policies can be created that limit the end user to specific functions required to perform their job.

Architecture Model

There are three layers and nine elements in Lawson’s architectural model.

User Access Layer

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

Application/Database Server Layer

Internet Object Services. Provides the connection between Lawson and the World Wide Web and manages the communication between Lawson’s browser-based interfaces and Lawson applications and databases. The three main services are: Application Gateway Services, Data Mining Engine, and Drill Around®—a key feature that allows drilling down to sub-detail information related to a Lawson application.

Business Logic. A set of integrated business rules for Lawson core applications. These applications can be deployed separately, as suites as fully integrated solutions. Suites include Financials, Human Resources, Procurement, Distribution, Service Process Optimization, and Enterprise Performance Management.

Database. Provides clients the flexibility to select their optimal relational database. Current databases supported include IBM DB2, Oracle and Microsoft SQL Server.

Active Object Repository. A dynamic enterprise data model that includes Interface Form Definitions, Information Relationships, Process Definitions, Logic Definitions, Security Definitions, Transaction Management Definitions, and Open Application Interfaces.

Lawson Environment. The foundation of Lawson’s architecture and critical to system performance, scalability, availability, and reliability; oversees all activities on the Lawson application server, including security, system resources, transactions, data access, and job schedules.

Application Server. Gives clients flexibility to use whatever platform fits their size, budget or strategic direction. Lawson runs on Compaq, Dell, Hewlett Packard, IBM, Microsoft, and Sun.

New Architecture

In May 2005, we announced a new standards-based technology environment called “Landmark,” which will be used for products released in the future.  Landmark is designed to help clients mitigate application complexity by reducing the source coding required in developing Lawson software applications. In addition to reducing development time, Landmark is designed to generate consistent Java code which should substantially reduce the risk of errors.

The new business applications platform is designed to increase overall application quality and improve the product lifecycle experience for Lawson clients, from construction to deployment, implementation, integration, support, and upgrades.

Landmark-developed applications and Web services will share the same data repository as clients’ existing Lawson applications, thus enabling clients to perform an upgrade only, rather than a migration or new implementation.

We plan to develop future Lawson products using Landmark, and as such, those products are expected to run on a J2EE open-standards applications server. Under our recently expanded partnership with IBM, we plan to optimize our applications to work with IBM’s J2EE open-standards application server.

SALES AND MARKETING

We market and sell our software and services solutions through a combination of a direct sales force, strategic alliances with systems integrators and resellers.

Our direct sales force and services organization is aligned with our strategy of providing industry-tailored applications.  Within each services industry, we have a sales team dedicated to prospective clients, and another team dedicated to sales to existing clients. We also have regional sales teams that focus on specific geographic territories. Our U.S. sales offices are located in Atlanta, Boston, Chicago, Columbus, Dallas, Los Angeles, New Jersey, Philadelphia, San Francisco, Seattle, St. Paul and Washington, D.C. We also have international sales offices in Canada, France, the Netherlands and the United Kingdom and sell our software through affiliates in other international locations.

In addition to our direct sales teams, we enter into strategic alliances with systems integrators and resellers to benefit from our partners’ resources, expertise and client base.

Business partner alliances allow us to expand our market presence through increased awareness of our software applications within our partners’ organizations and client bases, and through their personnel who are trained to implement our software. Our channel partners market and promote our software products and typically provide implementation services to their end-users. Channel partners generate sales leads, make initial client contacts, and assess needs prior to our introduction. In addition, some of our channel partners engage in client support and localization of our products. We also engage in joint marketing programs, presentations of seminars, attendance at trade shows, and the hosting of conferences with many of our business partners.

We also use application service providers (“ASPs”) to distribute our products in a hosted environment. ASPs allow us to reach small-to medium-sized businesses that prefer a hosted solution. Our software’s architecture is easily distributed over the Internet and is highly scalable to serve many clients. It also supports multi-tenancy, which lets ASPs securely host multiple clients on a single set of our applications.

STRATEGIC PARTNERS

We have relationships with other technology companies that allow us to expand and complement our technology, product and service offerings.

•         Technology: Lawson’s technology partners are market leaders in hardware systems, databases, operating systems, telecommunications equipment, and connectivity services.  Examples include Hewlett-Packard, IBM Corporation and Sun Microsystems.

In May 2005, we announced a key strategic partnership with IBM.  Lawson will continue to support all major hardware and software platforms (Sun, Hewlett-Packard, Dell and others) but plans to optimize and standardize Lawson solutions on IBM’s open standards-based software, WebSphere Application Server and WebSphere Portal.  IBM and Lawson also plan to jointly market the solutions to clients worldwide.  This expanded partnership with IBM – when combined with our new Landmark platform – will allow us to provide service oriented architecture (“SOA”) products and services in one of our four main technology stacks serving the ERP market.  To keep costs down, businesses are increasingly interested in optimizing software vendor partnerships by migrating to one of these stacks: Microsoft, IBM, SAP AG or Oracle.  Our strategic alliance with IBM positions Lawson’s SOA solutions within the IBM stack.

•         Products: Product partners provide key technology to extend Lawson product solutions.  Typically, these products are embedded or re-sold in relation to the Lawson application.  Examples include Ascential Software, Business Objects, Business Software, Inc. and Micro Focus International, Inc.

We entered into a strategic and exclusive relationship with the Hackett Group, enabling Lawson clients to measure their business process performance compared with world-class companies.  The join Hackett World-Class Passport SM program, unveiled during the fourth quarter of fiscal 2005, is expected to provide a foundation for Lawson Professional Services’ software implementation methodology.  Lawson is identifying approximately two dozen charter members from its current client base to participate in the program over the next year, and intends to expand this offering to other clients.

•         Services:  Consulting and service partners are leading providers of systems integration expertise, hosting, business process redesign, configuration, and integration.  These organizations provide industry and application-specific knowledge that augments Lawson’s services offerings.  Examples include Deloitte, Analysts International and IBM Global Services.

As part of our commitment to provide clients with the lowest total cost of ownership in the industry, we launched a Blended Professional Services (“BPS”) offering that is centered around a relationship with Xansa, our preferred off-shore services provider, during our fourth quarter of fiscal 2005.  Lawson BPS provides clients with a blended team that cost effectively leverages both Lawson’s and Xansa’s service personnel.  Services included technical integration, data conversion, custom extensions and custom reporting.  Lawson retains overall program responsibility as well as responsibility for technical design and development.

RESEARCH AND DEVELOPMENT

Since inception, we have made substantial investments in software product development. We believe that timely development of new software applications, enhancements to existing software applications and the acquisition of rights to sell or incorporate complementary technologies and products into our software offerings are essential to maintain our competitive position in the market. The business application software market is characterized by rapid technological change, frequent introductions of new products, changes in client demands, and rapidly evolving industry standards.

Our total research and development expenses were $62.2 million, $64.9 million, and $59.1 million in fiscal 2005, 2004 and 2003, respectively. As of May 31, 2005, our research and development organization consisted of approximately 340 employees.

TRADEMARKS

Drill Around, Lawson, Lawson Software and the Lawson logo are registered trademarks of Lawson Software, Inc. Other trademarks and trade names appearing in this document are the property of their respective holders.

Intellectual Property and Product Liability

We regard certain aspects of our internal operations, software and documentation as proprietary, and rely on a combination of contract, copyright, trademark and trade secret laws and other measures, including confidentiality agreements, to protect our proprietary information. Existing copyright laws afford only limited protection. We believe that, because of the rapid pace of technological change in the computer software industry, trade secret and copyright protection is less significant than factors such as the knowledge, ability and experience of our employees, frequent software product enhancements, and the timeliness and quality of support services. We cannot guarantee that these protections will be adequate or that our competitors will not independently develop technologies that are substantially equivalent or superior to our technology. Historically, we have provided our clients source code for most of our products. We may elect to distribute only object code in the future. In either case we will permit clients to obtain access to our other source code through a source code escrow arrangement. Access to our source code may increase the likelihood of misappropriation or other misuse of our intellectual property. In addition, the laws of certain countries in which our software products are, or may be licensed, do not protect our software products and intellectual property rights to the same extent as the laws of the United States.

Software companies have increasingly applied for, and relied on, the protection of patents. To date, we hold one patent and have filed several patent applications. These applications may not result in issued patents and, even if issued will not provide assurance of a competitive advantage.

We do not believe our software products, third-party software products we offer under sublicense agreements, our trademarks, or other Lawson proprietary rights infringe the property rights of third parties. However, we cannot guarantee that third parties will not assert infringement claims against us with respect to current or future software products or that any such assertion may not require us to enter into royalty arrangements or result in costly litigation.

Our license agreements with our clients contain provisions designed to limit the exposure to potential product liability claims. It is possible, however, that the limitation of liability provisions contained in these license agreements may not be valid as a result of future federal, state or local laws or ordinances or unfavorable judicial decisions.

Employees

As of May 31, 2005, we had approximately 1,400 employees, including approximately 250 in sales and marketing, approximately 340 in research and development, approximately 575 in services and client support and approximately 200 in administration. Our performance depends to a large extent on our ability to attract, train and retain highly qualified personnel. None of our employees is represented by a labor union and we believe our relations with our employees are good.

Our current executive officers are:

Name	Age	Position
H. Richard Lawson	60	Chairman
Harry Debes	54	President, Chief Executive Officer, Director
Robert G. Barbieri	50	Executive Vice President, Chief Financial and Performance Officer
Joanne L. Byrd	50	Executive Vice President of Sales
Brad R. Callahan	52	Executive Vice President of Professional Services
Dean J. Hager	38	Executive Vice President, Chief Product Officer
Scott D. Meyer	55	Senior Vice President, Chief Marketing and Human Resources Officer
Bruce B. McPheeters	50	Senior Vice President, Chief Legal Counsel and General Counsel, and Secretary

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

Harry Debes has served as our president and chief executive officer and as a director since June 2005. From November 2003 until June 2005, Mr. Debes was president and chief executive officer of SPL Worldgroup, a leading provider of enterprise software to the electric utility industry. From May 2001 until joining SPL Worldgroup, he was employed by JD Edwards & Co., an enterprise software company, where he served as senior vice president Americas until JD Edwards was acquired by Peoplesoft, Inc. in August 2003. From 1990 until May 2001, Mr. Debes was employed by Geac Computer Corporation, an enterprise software company. While working for Geac, Mr. Debes held a variety of positions including managing director of Geac Asia-Pacific and president of Geac Enterprise Solutions for the Americas.

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

Joanne L. Byrd has served as executive vice president of sales since September 2004, senior vice president of industry markets and international since June 2004 until September 2004, senior vice president of field operations from

June 2002 until June 2004, and senior vice president of global consulting services from June 2000 until June 2002. Ms. Byrd joined us in 1996 as a regional sales manager in our healthcare group and served as vice president of sales and services for healthcare from June 1999 until June 2000. Before joining us, Ms. Byrd worked 17 years for Shared Medical Systems (later acquired by Siemens), where she held various management positions in sales and services.

Brad R. Callahan has served as our executive vice president of professional services since November 2004. Before joining us, Mr. Callahan was vice president and partner with Capgemini (formerly Cap Gemini Ernst & Young and formerly Ernst & Young Consulting), where he held several global and North American leadership roles. He most recently served as the North American leader for Capgemini’s Consumer products, retail and distribution practices, concurrent with a global transformational program leadership role. From 1991 until 1993, Mr. Callahan was the senior vice president and chief information officer for Metropolitan Financial Corporation, a multi-billion dollar diversified financial services holding company.

Dean J. Hager has served as an executive vice president since June 2000 and as our chief product officer since June 2004. Mr. Hager served as our executive vice president emerging markets from June 2003 until June 2004, our executive vice president global products division from February 2001 until May 2002, our executive vice president worldwide marketing from June 2000 to February 2001, our vice president, e-business marketing from June 1999 until June 2000, and our director of marketing for our former AS/400 business unit from May 1998 until June 1999. From March 1989 to May 1998, Mr. Hager was employed by IBM, where he held several senior management positions, serving most recently as senior program manager with its server products division.

Scott D. Meyer has served as our senior vice president and chief marketing officer since December 2003 and as our chief marketing and human resources officer since June 2004. Before joining us in December 2003, Mr. Meyer was chief strategy officer of Weber Shandwick Worldwide from June 2002 until October 2003, and chief executive officer of Shandwick International from January 1997 until June 2002. In 1986, Mr. Meyer co-founded the Minneapolis-based public relations firm of Mona Meyer McGrath & Gavin, and served that firm in various capacities until the sale of the firm to Shandwick International in 1989. Because the position of Chief Marketing Officer will be restructured as part of the combination of Lawson and Intentia, Mr. Meyer will resign from Lawson effective October 1, 2005.

Bruce B. McPheeters has served as our chief legal officer since June 2004, our senior vice president of administration since June 2002, our vice president of administration from April 2000 until May 2002, our general counsel since April 2000, and our corporate secretary since October 1999. Mr. McPheeters joined us as corporate counsel in September 1999. From 1981 until September 1999, Mr. McPheeters was a business lawyer in private practice, focusing primarily in the areas of intellectual property, securities, and mergers and acquisitions of privately and publicly held companies. From December 1995 until September 1999, he was employed by the law firm of Gray, Plant, Mooty, Mooty & Bennett, P.A.

Available Information

We make available, free of charge, on our website (www.lawson.com) our annual reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports filed or furnished pursuant to Section 13(a) or 15(d) of the Securities Exchange Act of 1934 as soon as reasonably practicable after we have electronically filed or furnished such materials to the Securities and Exchange Commission. The information posted on our website is not incorporated into this Annual Report on Form 10-K.

Financial Information about Geographic Areas

For financial information about geographic areas see Note 16 “Segment and Geographic Areas,” of Notes to Consolidated Financial Statements filed as part of this Annual Report on Form 10-K.

Item 2.  Properties

Our corporate headquarters and executive offices are in St. Paul, Minnesota, USA where we lease approximately 300,000 square feet of space. The lease on this facility expires July 31, 2015. We also lease approximately 140,000 square feet of space, primarily for regional sales and support offices, elsewhere in the United States. Additionally, we lease approximately 43,000 square feet of office space in Canada, France, the Netherlands and the United Kingdom, used primarily as sales and services offices. Expiration dates of leases on these offices range from 2005 to 2017. We believe that our current domestic and international facilities will be sufficient to meet our needs for at least the next 12 months and that, if required, suitable additional or alternative space will be available on commercially reasonable terms to accommodate expansion of our operations.

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

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended May 31, 2005.

Part II

Item 5.  Market for the Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

(a)           Our common stock is traded in the Nasdaq National Market (Nasdaq) under the symbol LWSN. The following table lists the high and low closing sale prices by quarter as reported by Nasdaq.

	High	Low
Fiscal 2005:
Fourth Quarter	$6.07	$4.92
Third Quarter	$7.05	$5.80
Second Quarter	$6.50	$4.98
First Quarter	$7.46	$5.48

Fiscal 2004:
Fourth Quarter	$9.20	$6.79
Third Quarter	$10.26	$7.61
Second Quarter	$8.76	$7.07
First Quarter	$7.98	$5.45

We have never declared or paid any cash dividends on our common stock and do not anticipate paying cash dividends in the foreseeable future. We intend to retain future earnings to fund the development and growth of our business.

As of July 22, 2005, the approximate number of stockholders of record was 184.

Between March 1, 2005 and May 31, 2005 we issued 474,354 shares of common stock pursuant to the exercise of outstanding stock options for an aggregate consideration of $257,858 in reliance upon Rule 701 of the Securities Act of 1933, as amended.

(b)           As of May 31, 2005, we held $115.9 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended May 31, 2005, we used $0.6 million for capital expenditures and approximately $35,000 for the repayment of debt.

Item 6.   Selected Consolidated Financial Data

	Year Ended May 31,
	2005	2004	2003	2002	2001
	(in thousands, except per share data)
Consolidated Statement of Operations Data:
Revenues:
License fees	$57,743	$92,338	$77,614	$150,243	$152,291
Services(1)	277,441	271,245	266,704	278,093	242,033
Total revenues(1)	335,184	363,583	344,318	428,336	394,324
Cost of revenues:
Cost of license fees	9,961	15,948	14,367	30,864	23,580
Cost of services(1)	140,623	136,299	141,717	153,790	130,894
Total cost of revenues(1)	150,584	152,247	156,084	184,654	154,474
Gross profit	184,600	211,336	188,234	243,682	239,850
Operating expenses:
Research and development	62,158	64,888	59,115	66,897	52,600
Sales and marketing	75,637	93,138	102,963	124,630	116,667
General and administrative	36,443	37,721	29,972	32,083	39,105
Other general expenses	—	—	—	655	7,308
Restructuring	5,028	2,210	6,035	3,258	—
Amortization of acquired intangibles	1,545	1,274	877	622	—
Total operating expenses	180,811	199,231	198,962	228,145	215,680
Operating income (loss)	3,789	12,105	(10,728)	15,537	24,170
Other income (expense), net(2)	4,328	3,209	4,457	(1,573)	949
Income (loss) before income taxes	8,117	15,314	(6,271)	13,964	25,119
Provision (benefit) for income taxes	2,855	7,323	(2,446)	5,586	10,550
Net income (loss)	5,262	7,991	(3,825)	8,378	14,569
Accretion on and conversion of preferred stock(3)	—	—	—	(30,098)	(52)
Net income (loss) applicable to common stockholders	$5,262	$7,991	$(3,825)	$(21,720)	$14,517
Net income (loss) per share:
Basic	$0.05	$0.08	$(0.04)	$(0.27)	$0.21
Diluted	$0.05	$0.07	$(0.04)	$(0.27)	$0.17

Shares used in computing net income (loss) per share:
Basic	99,068	98,462	98,165	79,630	69,907
Diluted	104,623	107,000	98,165	79,630	84,367

(1)   In the fourth quarter of fiscal 2002, we adopted the Emerging Issues Task Force (EITF) Issue 01-14, “Income Statement Characterization of Reimbursement Received for “Out-of-Pocket’ Expenses Incurred”. Adoption of the EITF Issue 01-14 resulted in reclassifications that increased both revenues and cost of revenues equally by $13.4 million and $10.4 million for the years ended May 31, 2002, and May 31, 2001, respectively. The change had no effect on net (loss) income or net (loss) income per share.

(2)   In fiscal 2002, we used $10.2 million of proceeds from our initial public offering to repay senior subordinated convertible notes. Due to the repayment of the notes prior to the scheduled maturity date, we recorded early extinguishment of debt expense consisting of the unamortized debt issuance costs and the discount on the notes totaling $2.3 million.

(3)   In fiscal 2002, as a result of the conversion of the Series A Preferred Stock to common stock, which accelerated the amortization of the beneficial conversion feature, we recognized a $30.0 million non-cash charge to net income available to common stockholders for the unamortized value of the beneficial conversion feature of our preferred stock. We also recognized accretion on the preferred stock of $0.1 million in both fiscal years ended May 31, 2002 and 2001.

	May 31,
	2005	2004	2003	2002	2001
	(in thousands)
Consolidated Balance Sheet Data:
Cash, cash equivalents and marketable securities	$234,613	$208,982	$260,512	$229,867	$77,608
Working capital	178,410	165,336	213,258	204,100	39,422
Total assets	420,718	423,598	432,209	436,468	236,103
Mandatory redeemable common stock warrants	—	—	—	—	2,560
Senior subordinated convertible notes	—	—	—	—	8,031
Other long-term debt, net of current portion	—	990	255	904	1,010
Series A convertible preferred stock	—	—	—	—	29,750
Mandatory redeemable common stock	—	—	—	374	56,145
Stockholders’ equity (deficit)	293,055	282,886	289,399	285,484	(24,869)

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following should be read in conjunction with our consolidated financial statements, the notes to those statements and other financial information appearing elsewhere in this Annual Report on Form 10-K.

Forward-Looking Statements

In addition to historical information, this Form 10-K contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995. The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should,” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-K and in other documents we file from time to time with the Securities and Exchange Commission.

Business Overview

We provide business application software, services and support that help organizations to manage, analyze and improve their businesses. The markets we serve include healthcare, retail, financial services (including banking, insurance and other financial services), local/state government, education and professional services. We derive revenues from licensing business application software and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing client support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fee. We have offices and affiliates serving North and South America, Europe, Asia, Africa, and Australia.

Challenging Operating Environment During Fiscal 2005

We continue to face a challenging environment for sales of our software and services.  Our license fee revenue declined year-over-year during the fiscal year ended May 31, 2005, due to reduced software demand by our potential and existing clients and increased competition from Oracle Corporation and SAP AG.We believe the reduced purchasing activity results from lower capital spending by potential clients for new software systems, uncertainty among potential clients due to consolidation and other factors in the software industry, and competing priorities for resources within our clients such as the recent focus on Sarbanes-Oxley compliance by public companies.

Less new-software licensing activity in fiscal 2005 also resulted in fewer consulting engagement opportunities associated with the implementation of new software systems, and associated declining professional services revenue during those periods.  During the fall of 2004, a new leadership team with relevant experience in consulting and services practices was given responsibility for our professional services. This team has implemented enhancements to our services, many of which were completed during the fourth quarter of fiscal 2005. Our support revenues increased by $15.8 million during fiscal 2005, as compared with prior-year support revenues, due primarily to the purchase of client maintenance contracts in April 2004. Continued growth in support revenue depends in part on adding new software clients through licensing activity to offset normal client attrition due to client consolidation, pricing pressures and other factors.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our audited consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting period, and related disclosures of contingent assets and liabilities. The Notes to Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition,” as amended and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition.” We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing client support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately, and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements including fixed-fee service components are recognized as the services are performed, while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks, and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

•                  Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable, and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses, or price protection to our clients. In situations where we do provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, we allocate the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

•                  Services—Revenues from training and consulting services are recognized as services are provided to clients. Revenues from maintenance contracts are recognized ratably over the term of the maintenance agreements. Revenues for client support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

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

Sales Returns and Allowances.  Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on license in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made impacting future results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill.  We review identifiable intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

If such events or changes in circumstances are present, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our book value exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, we review long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

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

We must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance we must include an expense within the tax provision in the statement of operations. As of May 31, 2005, and May 31, 2004, the consolidated balance sheets include net deferred tax assets in the amount of $30.7 million and $27.7 million, respectively. These amounts are reported net of any accumulated valuation allowance. For the year ended May 31, 2005, we established a valuation allowance through the provision for income taxes of $0.4 million for certain deferred tax assets associated with federal contributing carryforwards and state net operating loss carryforwards. For the year ended May 31, 2004, we recorded a valuation allowance through the provision for income taxes of $1.2 million for federal contribution carryforwards, tax credit carryforwards, and state net operating loss carryforwards.

We have established a full valuation allowance against our foreign tax operating losses, because it was determined that they are not likely to be realized. As of May 31, 2005, we recorded an accumulated valuation allowance of $20.0 million against these losses.

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

Although we had cumulative pre-tax income for financial reporting purposes for the three years ended May 31, 2005, we did not pay any significant income taxes over that period because tax deductions from the exercise of stock options granted prior to our initial public offering generated tax operating losses for the years ended May 31, 2005, 2004 and 2003. In assessing the realizability of our deferred tax assets as of May 31, 2005, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of

May 31, 2005; and the estimated future taxable income based on historical operating results.

We estimate, based largely on historical income, that it may take 10 years or more before we fully utilize our current U.S. based deferred tax asset associated with the tax loss and tax credit carryforwards. After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards and other tax credit carryforwards that expire within the next ten years will not be utilized . As a result, for the year ended May 31, 2005, we established a valuation allowance through the provision for income taxes of $0.4 million for certain deferred tax assets associated  primarily with federal contribution carryforwards and state net operating loss carryforwards.

We also concluded that it was more likely than not that the net deferred tax assets of $30.7 million as of May 31, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2005, would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $110.2 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $30.7 million as of May 31, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding  as of May 31, 2005. Additionally, we determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and could increase in excess of $20.6 million if the stock options outstanding as of May 31, 2005 are exercised.

In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially impact our financial position and results of operations.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for contingencies when a loss is probable and can be reasonably estimated.

Informal Securities and Exchange Commission Investigation

On January 5, 2005, we announced that the Securities and Exchange Commission (SEC) conducted an informal investigation concerning our revenue recognition practices. We have fully cooperated with the SEC. In response to a telephone call from the SEC seeking information from us, our Audit Committee retained independent legal counsel, which retained an independent accounting firm, to investigate thoroughly the issues identified by the SEC. The Audit Committee’s investigation was completed in January 2005. Following the Audit Committee’s investigation, we concluded that our financial statements can continue to be relied upon and need not be restated. The Audit Committee shared the results of its independent investigation with the SEC in early January 2005. We have not received further communication from the SEC since we shared our results of the investigation in January 2005. The SEC is not bound by the results of our independent investigation.

We incurred $2.7 million in fees and expenses for this independent investigation in fiscal 2005. If the SEC initiates a formal investigation or initiates other actions, we would incur additional fees and expenses and may incur other associated costs or liabilities.

Purchase of Client Maintenance Contracts

On April 30, 2004, we acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation (“Siemens”) for $19.8 million in cash and $4.3 million in other consideration. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to cost of services as the services were performed in 2004.

The asset purchase agreement was part of an overall restructuring of a 10-year partner agreement between us and Siemens. As part of the agreement, Siemens became our preferred partner for hosting our software applications within the United States healthcare market, and we became Siemens’ preferred Enterprise Resource Planning (“ERP”) software vendor for healthcare. Under the asset purchase agreement, we assumed responsibility for supporting clients who use our software applications previously supported by Siemens. The asset purchase agreement did not qualify as a business combination under the criteria established in Statement of Financial Accounting Standards (SFAS) No. 141, “Business Combinations”.

Acquisitions

On June 2, 2005, we announced that we had entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. We plan to affect the business combination through a recommended public offer in Sweden for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in each case in exchange for shares of our Common Stock. The transaction is expected to be completed in the second or third quarter of fiscal 2006 subject to, among other things, shareholder, regulatory and public authority approvals and sufficient tender of shares by Intentia stockholders. The transaction is expected to be accounted for under the purchase method of accounting. Refer to Footnote 18, “Subsequent Events” in the notes to the Consolidated Financial Statements for additional information.

The following acquisitions were accounted for under the purchase method of accounting. Accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the audited consolidated statements of operations since the acquisition date. In accordance with Statement of Financial Accounting Standards (“SFAS”) No. 142, “Goodwill and Other Intangible Assets,” goodwill recorded as a result of these acquisitions is subject to an annual impairment test and is not amortized. These acquisitions are intended to enhance our focus on targeted vertical markets and to provide additional value-added products and services to our clients.

On October 15, 2003, we acquired all of the outstanding capital stock of Apexion for $8.0 million in cash, net of cash acquired. Terms of the initial agreement provide for additional cash payments ranging from zero to $2.0 million, contingent upon the future performance of Apexion measured annually through November 30, 2005. As of May 31, 2005, no additional consideration had been earned or recorded under this agreement. Apexion provided materials and equipment logistics solutions for the healthcare industry.

On September 30, 2003, we acquired all of the outstanding capital stock of Closedloop for $4.2 million in cash, net of cash acquired. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

On July 24, 2003, we acquired all of the outstanding capital stock of Numbercraft for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. Terms of the initial agreement provide for additional cash payments ranging from zero to $9.0 million contingent upon the future performance of Numbercraft measured periodically through fiscal 2007. Any contingent consideration earned is recorded as additional goodwill. During the fiscal years ended May 31, 2005 and May 31, 2004, $0.5 million and $1.1 million of additional consideration was earned and recorded as additional goodwill, respectively. This amount and certain elements of the initial purchase price have been included in notes payable to the former principals of Numbercraft. As of May 31, 2005, the remaining potential contingent consideration was approximately $5.9 million. Numbercraft provided solutions for retailers and consumer packaged goods companies, which enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

On June 28, 2002, we acquired certain assets of Armature Holdings Ltd. for $7.8 million in cash, net of cash acquired. Acquired assets included all software applications, related trademarks and technologies. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers, and wholesalers.

Results of Operations

The following table sets forth certain line items in our Consolidated Statements of Operations as a percentage of total revenues and the percentage of period over period growth for the periods indicated:

	Year Ended May 31, Percent of Total Revenue			Percent of Dollar Change Year over Year
	2005	2004	2003	2005/2004	2004/2003
Revenues:
License fees	17.2%	25.4%	22.5%	(37.5)%	19.0%
Services	82.8	74.6	77.5	2.3	1.7
Total revenues	100.0	100.0	100.0	(7.8)	5.6

Cost of revenues:
Cost of license fees	3.0	4.4	4.2	(37.5)	11.0
Cost of services	41.9	37.5	41.1	3.2	(3.8)
Total cost of revenues	44.9	41.9	45.3	(1.1)	(2.5)

Gross profit	55.1	58.1	54.7	(12.7)	12.3

Operating expenses:
Research and development	18.5	17.8	17.2	(4.2)	9.8
Sales and marketing	22.6	25.6	29.9	(18.8)	(9.5)
General and administrative	10.9	10.4	8.7	(3.4)	25.9
Restructuring	1.5	0.6	1.7	(127.5)	(63.4)
Amortization of acquired intangibles	0.5	0.4	0.3	21.3	45.3
Total operating expenses	54.0	54.8	57.8	(9.2)	0.1

Operating income (loss)	1.1	3.3	(3.1)	(68.7)	212.8
Other income, net	1.3	0.9	1.3	34.9	(28.0)

Income (loss) before income taxes	2.4	4.2	(1.8)	(47.0)	344.2
Provision (benefit) for income taxes	0.8	2.0	(0.7)	(61.0)	399.4
Net income (loss)	1.6%	2.2%	(1.1)%	(34.2)%	308.9%

Fiscal Year Ended May 31, 2005 Compared With Fiscal Year Ended May 31, 2004

Revenues

Total Revenues.  We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing client support and maintenance. Total revenues decreased to $335.2 million in fiscal 2005 from $363.6 million in fiscal 2004, or 7.8%. The $28.4 million decline in total revenue was attributed to a $34.6 million decrease in license fees partially offset by a $6.2 million increase in services revenues.

License Fees.  Revenues from license fees decreased to $57.7 million in fiscal 2005 from $92.3 million in fiscal 2004, or 37.5%. The $34.6 million decline in license fees was primarily due to a reduction in new and existing client business activity due to continued consolidation and uncertainty in the industry, as well as competing priorities such as Sarbanes-Oxley compliance by public companies, reducing capital spending on software. The average overall selling price of our licensing transactions in fiscal 2005 decreased 23.5%, while the number of licensing transactions decreased 18.1%, as compared to fiscal 2004. Revenues from license fees as a percentage of total revenues, for fiscal 2005 and fiscal 2004, were 17.2% and 25.4%, respectively.

Services.  Service revenues consist of consulting, maintenance and training services provided to clients. Revenues from services increased to $277.4 million for fiscal 2005 from $271.2 million for fiscal 2004, representing an increase of 2.3%. The $6.2 million increase in services was due to a $15.8 million increase in support revenue that was partially offset by a $9.6 million decrease in consulting revenue. The $15.8 million increase in support revenue was primarily due to a $10.1 million increase in revenue earned on support contracts purchased in April 2004, and a $4.5 million increase in revenue primarily related to price increases. The $9.6 million decrease in consulting revenue was due to lower business activity in product sales that directly impacts consulting revenue combined with increased competitive pricing pressures. Services revenues as a percentage of total revenues for fiscal 2005 and 2004 were 82.8% and 74.6%, respectively.

Cost of Revenues

Cost of License Fees.  Cost of license fees includes royalties to third parties, amortization of acquired software, and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon the sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross margins vary depending on the proportion of third-party product sales in our revenue mix.

Cost of license fees decreased to $10.0 million for fiscal 2005 from $15.9 million for fiscal 2004, representing a decrease of 37.5%.  The $5.9 million decrease was primarily due to a 37.5% decline in license fees which included a decline in the proportion of third-party product sales in our revenue mix. Cost of license fees as a percentage of total revenues for fiscal 2005 and fiscal 2004 were 3.0% and 4.4%, respectively. Gross margin on revenue from license fees was 82.7% for fiscal 2005 and fiscal 2004.

Cost of Services.  Cost of services includes salaries, employee benefits, and related travel and overhead costs for providing consulting, training, implementation and support services to clients, as well as intangible asset amortization on support contracts purchased in April 2004. Cost of services increased to $140.6 million for fiscal 2005 from $136.3 million for fiscal 2004 representing an increase of 3.2%. The $4.3 million increase was primarily due to a $5.0 million increase in third-party consulting costs resulting from a higher proportion of third-party services in our revenue mix, and a $3.7 million increase in amortization related to support contracts purchased in April 2004. These increases were partially offset by a $1.9 million decrease in travel related costs; a $0.9 million decrease in employee related costs, including a $2.1 million decrease due to the favorable impacts from restructuring activities, and a $0.6 million reduction in incentive compensation, partially offset by a $2.0 million increase in annual salaries due to merit increases; a $0.6 million decrease due to general cost control activities; and a $0.4 million decrease in our annual reward program. Cost of services as a percentage of total revenues for fiscal 2005 and fiscal 2004 were 41.9% and 37.5%, respectively.  Gross margin on services revenues were 49.3% and 49.8% for fiscal 2005 and fiscal 2004, respectively.

Operating Expenses

Research and Development.  Research and development expenses consist primarily of salaries, employee benefits, related overhead costs, and consulting fees associated with product development, enhancements, upgrades, testing, quality assurance, and documentation. Research and development expenses decreased to $62.2 million for fiscal 2005 from $64.9 million for fiscal 2004, representing a decrease of 4.2%. The $2.7 million decrease in research and development was primarily due to a $4.3 million reduction in employee related costs, including a $1.7 million decrease in salaries due to the favorable impacts from restructuring activities, a $2.0 million decrease in incentive compensation, and a $1.5 million decrease due to a reduction in headcount, partially offset by a $1.3 million increase in annual salaries; and a $1.0 million decrease in other development activities. These decreases were partially offset by a $2.9 million increase in spending on corporate initiatives, including $1.9 million related to the third-party offshore software support services agreement we entered into in February 2004. Research and development expenses as a percentage of total revenues for fiscal 2005 and fiscal 2004 were 18.5% and 17.8%, respectively.

Sales and Marketing.  Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits, travel, and overhead costs related to our sales and marketing personnel, as well as trade show activities, advertising costs, and other costs associated with marketing our company.  Sales and marketing expenses decreased to $75.6 million for fiscal 2005 from $93.1 million for fiscal 2004, representing a decrease of 18.8%.

The $17.5 million decrease in sales and marketing expenses was primarily due to a $12.6 million decrease in employee related costs, including a $5.9 million decrease in incentive compensation, and a $3.4 million decrease in salaries due to the favorable impacts resulting from restructuring activities; a decrease of $1.7 million in payroll taxes and benefits and a

$1.2 million decrease due to a reduction in headcount; and a $4.8 million decrease due to general cost containment activities, primarily travel related costs. Sales and marketing expenses as a percentage of total revenues for fiscal 2005 and fiscal 2004 were 22.6% and 25.6%, respectively.

General and Administrative.  General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees and bad debt expense. General and administrative expenses decreased to $36.4 million for fiscal 2005 from $37.7 million for fiscal 2004, representing a decrease of 3.4%.

The $1.3 million decrease in general and administrative expenses was primarily due to a $2.2 million decline in bad debt expense due primarily to the favorable impacts from focused collection efforts, a client settlement and a general decrease in revenues; and a $2.5 million decrease in other legal related costs. There was a $1.5 million decrease in employee related costs, including a $2.1 million decrease in incentive compensation; and a $0.5 million decrease due to the favorable impacts of restructuring activities, partially offset by a $1.0 million increase in salaries; and a $0.9 million decrease in foreign currency transactions. These decreases were partially offset by a $2.7 million in fees and expenses related to the SEC’s informal investigation, $2.5 million in costs associated with Sarbanes-Oxley compliance initiatives, and a $0.8 million increase due to corporate initiatives designed to increase efficiencies. General and administrative expenses as a percentage of total revenues for fiscal 2005 and fiscal 2004 were 10.9% and 10.4%, respectively.

Restructuring.  During fiscal 2005 we recorded $5.0 million of restructuring charges, net of reversals, related to corporate restructuring initiatives.

On September 28, 2004, we approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), we streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43, resulted in a charge for severance and related benefits of $2.9 million, net of a reversal of $0.03 million subsequent to the initial charge in the year ended May 31, 2005. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. Cash payments during fiscal 2005 for the Phase I plan were $2.9 million. All employee reductions and related cash payments were substantially completed as of May 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

At November 30, 2004, we also accrued for a plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because we were able to determine probability at the end of the second quarter of fiscal 2005, the restructuring plan resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2005 for the Phase II plan were $2.0 million. All employee reductions and related cash payments were substantially completed as of May 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

During fiscal 2005, we experienced a reduction in our fully burdened employee related costs of approximately $9.9 million due to our fiscal 2005 restructuring activities. As a result of our fiscal 2005 restructuring plans, beginning in fiscal 2006 and going forward we anticipate an annualized reduction in our employee related costs of approximately $19.0 million.

As of May 31, 2005, remaining reserve balances related to prior years’ restructurings consist of $0.6 million in employee related costs and $0.03 million of facility closure liabilities. Although the restructuring plans for fiscal 2004, 2003 and 2002 have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During fiscal 2005, we made cash payments totaling $0.2 million. The remaining cash payments for the prior years’ restructurings are expected to be completed during fiscal 2006.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased to $1.5 million for fiscal 2005 from $1.3 million for fiscal 2004. The $0.2 million increase in amortization expense primarily reflects the full year increases in amortization of intangibles associated with companies acquired during fiscal 2004.

Other Income, net

Other income, net which is comprised of interest income earned from cash, marketable securities and long term investments, was $4.3 million for fiscal 2005 compared with $3.2 million for fiscal 2004. The increase in interest income was primarily due to an increase in the average yield on investments compared with the same prior-year period, partially offset by an approximate $20.9 million decrease in average invested balances compared with the same prior year period.

Provision (Benefit) for Income Taxes

Our provision for income taxes for fiscal 2005 was $2.9 million, compared to $7.3 million for fiscal 2004.  This decrease in income tax expense was due to a decrease in income before income taxes and a decrease in our effective income tax rate.

Our effective income tax rate for fiscal 2005 was 35.2%, compared to 47.8% for fiscal 2004.  This decrease in our effective tax rate was due primarily to increased tax benefits as a percentage of income before income taxes from research and development tax credits and tax-exempt income.  Additionally, a decrease in the change in the valuation allowance related to state and federal tax carryforwards contributed to the decrease in the effective tax rate.

Our annual effective tax rate may fluctuate from year to year due primarily to changes in the amount and mix of domestic and foreign income, changes in our estimates of federal tax credits, tax deductions, and tax-exempt income, changes in our valuation allowance related to deferred tax assets, and changes in tax legislation.

During fiscal years 2005 and 2004, we recorded income tax benefits of $4.2 million and $11.6 million, respectively, related to deductions for employee stock option exercises. This tax benefit, which decreased current income taxes payable and decreased additional paid-in capital by equal amounts, had no effect on our provision for income taxes.

Fiscal Year Ended May 31, 2004 Compared With Fiscal Year Ended May 31, 2003

Revenues

Total Revenues.  Total revenues increased to $363.6 million in fiscal 2004 from $344.3 million in fiscal 2003, or 5.6%. The $19.3 million increase in total revenues was attributed to a $14.7 million increase in license fees and a $4.5 million increase in services revenues.

License Fees.  Revenues from license fees increased to $92.3 million in fiscal 2004 from $77.6 million in fiscal 2003, representing an increase of 19.0%. The $14.7 million increase in license fees was due to improvements in market conditions in the most recent six months compared with last year, which improved the level of information technology spending. The average overall selling price of our licensing transactions increased 5.5%, while the number of licensing transactions decreased 1.1% as compared with fiscal 2003. Revenues from license fees as a percentage of total revenues for fiscal 2004 were 25.4%, compared with 22.5% in fiscal 2003, reflecting the increase in license fees in proportion to revenues from services.

Services.  Revenues from services increased to $271.2 million for fiscal 2004 from $266.7 million in fiscal 2003, representing an increase of 1.7%. The $4.5 million increase in services was due to a $12.3 million increase in support revenue that was partially offset by a $7.8 million decrease in consulting revenue. The $12.3 million increase in support revenue was primarily due to an expanded client base from new licensing activity since the prior year period combined with price increases. The $7.8 million decrease in consulting revenue was primarily due to the decline in new license activity in fiscal 2003, which resulted in fewer consulting and training opportunities in fiscal 2004. New consulting and training opportunities typically lagged behind new licensing activity by several quarters. Services revenues as a percentage of total revenues for fiscal 2004 and 2003 were 74.6% and 77.5%, respectively.

Cost of Revenues

Cost of License Fees.  Cost of license fees increased to $15.9 million for fiscal 2004 from $14.4 million for fiscal 2003, representing an increase of 11.0%. The $1.5 million increase in cost of license fees was primarily due to a $1.2 million increase in amortization of acquired software related to our acquisitions, and a $0.2 million increase in third-party costs. Cost of license fees as a percentage of total revenues for fiscal 2004 and 2003 was 4.4% and 4.2%, respectively. Gross margin on revenue from license fees was 82.7% and 81.5% for fiscal 2004 and 2003, respectively. Gross margin on license fees increased primarily due to the increase in the mix of Lawson products sold versus third-party products, as Lawson products typically carry higher margins than third-party components. This is partially offset by the increased amortization of acquired technology, and by the increase in the mix of embedded third-party products in relation to total third-party products.

Cost of Services.  Cost of services decreased to $136.3 million for fiscal 2004 from $141.7 million for fiscal 2003, representing a decrease of 3.8%. The $5.4 million decrease in cost of services was due to several factors including; a $2.6 million decrease in third-party consulting costs as a result of a lower proportion of third-party services in our revenue mix, offset by improved third-party margins; a $2.3 million net decrease in expenses due primarily to cost containment initiatives; and a $1.5 million net decrease in employee costs from workforce reductions and attrition. Partially offsetting these decreases was a $0.5 million increase in transition services and amortization expense related to support contracts purchased in April 2004; and a $0.4 million increase in other third-party maintenance costs primarily due to an overall increase in maintenance revenues, which is partially reduced by less third-party maintenance in our revenue mix. Cost of services as a percentage of total revenues for fiscal 2004 and 2003 was 37.5% and 41.1%, respectively. Gross margin on services revenues was 49.8% and 46.9% for fiscal 2004 and 2003, respectively. Gross margin on services increased primarily due to the increase in maintenance revenue in proportion to consulting revenue.

Operating Expenses

Research and Development.  Research and development expenses increased to $64.9 million for fiscal 2004 from $59.1 million for fiscal 2003, representing an increase of 9.8%. The $5.8 million increase in research and development expenses was due primarily to a $1.8 million increase related to the integration of acquisitions; a $1.1 million increase in corporate initiatives designed to improve future efficiencies and enhance future functionality; and a $2.3 million net increase in employee costs primarily related to incentives and merit increases. Research and development expenses as a percentage of total revenues for fiscal 2004 and 2003 were 17.8% and 17.2%, respectively.

Sales and Marketing.  Sales and marketing expenses decreased to $93.1 million for fiscal 2004 from $103.0 million for fiscal 2003, representing a decrease of 9.5%. The $9.9 million decrease in sales and marketing expenses was primarily due to a $5.9 million net decrease in employee costs as a result of our workforce reductions and attrition covering 66 employees; a $5.0 million decrease in expenses due to cost containment initiatives; and a $0.9 million decrease in marketing costs. These decreases were partially offset by a $2.5 million increase in corporate initiative spending intended to enhance product development and emphasize creation of value for our clients. Sales and marketing expenses as a percentage of total revenues for fiscal 2004 and 2003 were 25.6% and 29.9%, respectively.

General and Administrative.  General and administrative expenses increased to $37.7 million for fiscal 2004 from $30.0 million for fiscal 2003, representing an increase of 25.9%. The $7.7 million increase in general and administrative expenses was primarily due a $2.9 million increase in bad debt expense reflecting an increase in the accounts receivable reserve for aged receivables; a $2.0 million increase in costs related to corporate initiatives and consulting designed to improve efficiency; a $2.0 million increase relating to the resolution of certain claims and other legal related expenses; a $0.5 million increase in insurance costs, and a $0.4 million unfavorable variability year over year from foreign currency translations. These increases were partially offset by a $1.3 million decrease in employee costs related to lower stock compensation expense, a $0.9 million decrease in expenses due to a prior year lease termination fee that did not occur in the current year; and a $0.4 million decrease in audit expenses due primarily to prior year costs related to the Armature acquisition that did not occur again in the current year. The decrease in stock compensation expense resulted primarily from decreased amortization of the remaining initial public offering deferred stock compensation balance and the expiration of unvested options related to employee terminations resulting from workforce reductions. General and administrative expenses as a percentage of total revenues or fiscal 2004 and 2003 were 10.4% and 8.7%, respectively.

Restructuring.  During fiscal 2004, we recorded $2.2 million of restructuring charges, net of reversals, related to corporate restructuring initiatives.

In September 2003, we approved the fiscal 2004 restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severance and related benefits. The plan resulted in the termination of 93 employees in the second quarter of fiscal 2004 from various functions including research and development, general and administrative, and sales and marketing primarily in the United States. In addition, during fiscal 2004, we recorded a $0.04 million reversal of costs related to certain employee costs which we determined would not be incurred for the fiscal 2003 restructuring plan.

Although the fiscal 2003 and 2002 restructuring plans have been fully executed, we continue to make cash payments for continuing lease and employee related costs. During the fiscal year ended May 31, 2004, we made cash payments of $3.1 million, which reduced liabilities included in accrued compensation and benefits and other accrued liabilities.

Amortization of Acquired Intangibles.  Amortization of acquired intangibles increased to $1.3 million for fiscal 2004 from $0.9 million for fiscal 2003. The $0.4 million increase was primarily due to the amortization of acquired intangible assets other than acquired technology, and the amortization of service contracts purchased in April 2004 which are amortized to cost of license fees and cost of services, respectively.

Other Income (Expense), net

Other income (expense), net, decreased to $3.2 million for fiscal 2004 from $4.5 million for fiscal 2003. The reduction in interest income resulted from a realignment in our investment strategy during the year to shorter-term lower-yielding investments, and from a reduced investment base resulting from the funding of acquisitions and stock repurchases.

Provision (Benefit) for Income Taxes

We recognized an income tax provision of $7.3 million for fiscal 2004 compared with a tax benefit of $2.4 million for fiscal 2003. As of May 31, 2004, we recognized a deferred tax valuation allowance of $1.2 million that is included in the current year provision. The valuation allowance is associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax credit carryforwards not considered likely to be realized before they expire within the next ten years. Our income tax provision (benefit) is based on pretax income or loss and consists primarily of federal and state income taxes. Our effective rate including the valuation allowance was 47.8% and 39.0% for fiscal 2004 and 2003, respectively.

Liquidity and Capital Resources

	As of and for the Fiscal Year Ended May 31,
(in millions, except%)	2005	Change	2004	Change	2003
Working capital	$178.4	7.9%	$165.3	(22.5)%	$213.3
Cash and cash equivalents and marketable securities	$234.6	12.3%	$209.0	(19.8)%	$260.5
Cash provided by operating activities	$32.9	84.5%	$17.8	(62.8)%	$47.9
Cash provided by (used in) investing activities	$82.2	399.1%	$(27.5)	(311.7)%	$(6.7)
Cash provided by (used in) financing activities	$0.2	100.8%	$(27.8)	(889.6)%	$(2.8)

As of May 31, 2005, we had $234.6 million in cash, cash equivalents and marketable securities and $178.4 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our clients. Days sales outstanding (“DSO”), calculated as net receivables at period-end divided by revenue for the quarter, times 90 days in the quarter, was 45 and 59 as of May 31, 2005, and May 31, 2004, respectively. The decrease in the DSO for the three months ended May 31, 2005 as compared with the three months ended May 31, 2004, was due primarily to a decrease in net receivables as a result of focused collection efforts. Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines.  On June 2, 2005, we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB.  We intend this to be an all-stock transaction; however, we may utilize cash to acquire certain shares as well as to fund acquisition related costs.  We believe we have sufficient cash to fund this business transaction.  For additional information, refer to Footnote 18, “Subsequent Events” in the Notes to the Consolidated Financial Statements as well as the discussion of contingent cash commitments contained below in this section.

Cash flows from operating activities:

Net cash provided by operating activities was $32.9 million for fiscal 2005 compared with $17.8 million for fiscal 2004. Our net income of $5.3 million was increased by non-cash charges resulting in $22.9 million of cash from operations before working capital changes. The net working capital changes of $4.7 million increased the overall cash provided to $32.9 million.

The significant activity in cash flows from working capital changes for fiscal 2005 primarily related to a $21.2 million increase in cash from trade accounts receivable, which was partially offset by a $10.2 million net decrease in accrued expenses and other liabilities, and a $6.9 million decrease in deferred revenue and client deposits. The $21.2 million increase in cash from trade accounts receivable was due primarily to focused collection efforts as well as the effects from a general decrease in revenues.

The $10.2 million decrease in accrued expenses and other liabilities was due primarily to restructuring related cash payments and the payment of fiscal 2004 incentive compensation in the first quarter of fiscal 2005. Fiscal 2005 incentive compensation payments were lower due to partial objectives being met. The $6.9 million decrease in deferred revenue and client deposits was primarily due to a decrease in cash received on support billings as a result of a change in client billing cycles. The change in client billing cycles resulted in initially smaller client invoices due to pro-rata billings in an effort to get individual multiple client support billings to a common renewal date. The cash collections generated by the pro-rata billings will fluctuate according to renewal periods identified by our clients.

Net cash provided by operating activities was $17.8 million for fiscal 2004 compared with $47.9 million for fiscal 2003. Our net income of $8.0 million was increased by non-cash charges resulting in $25.8 million of cash from operations before working capital changes. The net working capital changes of $16.0 million decreased the overall cash provided to $17.8 million.

The significant activity in cash flows from working capital changes for fiscal 2004 was due primarily to an $8.2 million decrease in cash from trade accounts receivable, a $3.6 million net decrease in accrued expenses and other liabilities, and a
$6.5 million decrease in deferred revenue and client deposits.

The $8.2 million increase in trade accounts receivable was due primarily due to $5.7 million in products billed with payment terms that extended beyond the end of the period, and $2.7 million from increased licensing activity. Prepaid expenses decreased $2.3 million due primarily to the reclassification of tax benefits to taxes payable due to annual earnings. Accrued expenses decreased by $5.4 million primarily due to lower accruals for third-party maintenance services, payment of acquisition related liabilities, and restructuring related cash payments. Deferred revenue and client deposits decreased $6.5 million due primarily to decreased maintenance payments received prior to the support period and a decrease in the sales returns and allowances reserve due to the resolution of certain product claims.

Cash flows from investing activities:

Net cash provided by investing activities was $82.2 million for fiscal 2005 compared with net cash used in investing activities of $27.5 million for fiscal 2004. Cash provided by investing activities for fiscal 2005 primarily related to $89.6 million in proceeds received from sales and maturities of marketable securities net of purchases.

We have made reclassifications to our Consolidated Statement of Cash Flows for fiscal 2004 and 2003 to reflect the gross purchases and gross sales of dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents. Refer to Note 2 of Notes to Consolidated Financial Statements for additional information.

Net cash used in investing activities was $27.5 million for fiscal 2004 compared with net cash used in investing activities of $6.7 million for fiscal 2003. Cash used in investing activities for fiscal 2004 primarily related to $19.8 million used to purchase support contracts in April 2004, $15.9 million used in the acquisitions of Numbercraft, Apexion and

Closedloop, and $4.9 million used in the purchases of property and equipment. Cash used in investing activities were partially offset by $13.1 million in proceeds received from sales and maturities of marketable securities net of purchases.

Cash flows from financing activities:

Net cash provided by financing activities was $0.2 million for fiscal 2005 compared with net cash used in financing activities of $27.8 million for fiscal 2004. Cash provided by financing activities for fiscal 2005 primarily related to $7.6 million in cash received from the exercise of stock options, and $3.9 million in cash received from employee contributions to our employee stock purchase plan that was primarily offset by $10.0 million in cash used to fund the repurchase of common stock and $1.4 million used for repayment of debt.

Net cash used in financing activities was $27.8 million for fiscal 2004 compared with net cash used in financing activities of $2.8 million for fiscal 2003. Cash used in financing activities reflected $40.0 million in cash used to fund the repurchase of common stock and $0.9 million used to repay debt, which was partially offset by $9.4 million in cash provided by the exercise of stock options, and $3.7 million in cash provided by employee contributions to our employee stock purchase plan.

Repurchase of common shares

In June 2003, our Board of Directors authorized us to repurchase up to $50.0 million of our common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means. No time limit had been set for the completion of the program. During fiscal 2004, a total of 4.9 million shares were repurchased for $40.0 million in cash and $0.1 million in non-cash transactions. During fiscal 2005 we completed the authorized stock repurchase plan by purchasing 1.4 million shares for $10.0 million in cash.

Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options, and contributions to the employee stock purchase plan largely funded the share repurchases. The repurchased shares are recorded as treasury stock and result in a reduction to stockholders equity. The shares will be used for general corporate purposes.

Contingent cash commitments

We have contingent consideration agreements related to the acquisitions of Numbercraft in July 2003 and Apexion in October 2003. As of May 31, 2005, additional cash payments ranging from zero to $5.9 million are contingent upon future performance of Numbercraft measured periodically through fiscal 2007 and additional cash payments ranging from zero to $1.0 million are contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned is recorded as additional goodwill. During fiscal 2005 and 2004, $0.5 million and $1.1 million of additional consideration was earned under the Numbercraft agreement.

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

On May 9, 2005, the Company and International Business Machines Corporation (“IBM”) entered into a Master Relationship Agreement (“MRA”) and an OEM Software Agreement, both of which took effect on June 1, 2005. Under these agreements, the Company has agreed to standardize its business applications portfolio on IBM’s open standards-based software and hardware, and the companies will jointly market these software solutions. Total commitments under these agreements are in excess of $6 million over a 3-year term. The MRA governs the joint marketing activities and has a three-year term.

Under the OEM Software Agreement, we plan to bundle and distribute WebSphere® and other IBM software products with all of the Company’s business application products that are designed to operate with these IBM programs. We may sublicense these IBM programs to  our current clients in consideration of a sublicense fee payable to IBM. In consideration of software support provided by IBM  for IBM programs, we have agreed to pay IBM a portion of support fees paid by our clients.

If we merge with or acquires the capital stock or assets of another entity, we may include that entity’s products under the OEM Software Agreement under terms to be negotiated between Lawson  and IBM. The OEM Software Agreement has an initial term of three years and may be extended by us for two additional one-year terms. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.

On May 9, 2005, Lawson and Answerthink, Inc. (“Answerthink”), The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”).  The Agreement identifies joint programs in which Hackett will provide Lawson and its clients and prospects with, among other things, access to Hackett benchmark tools, best practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005 and continues until May 31, 2008 unless terminated earlier in accordance with the provisions of the Agreement. Lawson and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to us in connection with certain of its programs.

Under the Agreement, we have contractually committed to pay Hackett $1.6 million. As of May 31, 2005,
$1.1 million has been recorded as other accrued liabilities and $0.5 million as other long term liabilities in the Consolidated Balance Sheet. We will pay Hackett additional fees after sales volumes meet established criteria throughout the term of the contract and will pay an additional $0.5 million in fiscal 2007 if we elect to participate in specified program initiatives.

We will have additional cash commitments arising from our pending business combination with Intentia.  If we acquire more than 90%, but fewer than all of the Intentia securities in the Exchange Offer, we intend to purchase the remaining Intentia securities for cash, pursuant to compulsory acquisition proceedings under Swedish law.  Assuming 90% of the Intentia securities are tendered in the Exchange Offer and the price that is required to be paid pursuant to the Swedish compulsory acquisition proceedings for the remaining 10% of the Intentia securities equals SEK 22.17 per Series A share and SEK 19.80 per Series B share, we could be obligated to pay approximately $48 million (approximately SEK 355 million assuming a currency exchange rate of SEK 7.40 to $1.00 as of May 31, 2005), for the Intentia securities purchased in the compulsory acquisition. This cash expenditure would normally occur between one and three years after the closing of the Exchange Offer.

We estimate that the total cash closing expenses for Lawson and Intentia will be approximately $15 million, including investment banking fees, accounting and legal fees, printing, mailing and other out-of-pocket transaction costs.  After payment of those expenses, we will have approximately $262 million in available cash and cash equivalents, based on the amount of cash and cash equivalents that we and Intentia had as of May 31, 2005.  It is anticipated that we will use an additional amount of approximately $50 million in connection with the transaction, excluding the compulsory acquisition procedures referenced above and integration related costs, within one to three years following the closing of the Exchange Offer.  Included in this amount is a junior facility loan to Tennenbaum valued at $27.4 million, which includes accrued interest of $0.6 million, as of May 31, 2005, maturing in September 2009, and a make-whole provision of approximately $9.4 million, totaling $36.8 million.  Also included in this amount are the remaining 1999 convertible B notes issued by Intentia valued at $10.1 million, which includes accrued interest of $0.4 million, as of May 31, 2005.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at May 31, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance Sheet Contractual Obligations:
Debt	$1,836	$1,836	$—	$—	$—
Strategic partner commitments (2) (3)	1,550	1,050	500	—	—
Total	$3,386	$2,886	$500	$—	$—
Other Contractual Obligations:
Operating leases	$73,134	$8,348	$15,824	$15,747	$33,215
Purchase obligations (1)	8,467	5,319	2,672	476	—
Total	$81,601	$13,667	$18,496	$16,223	$33,215

Total Contractual Obligations	$84,987	$16,553	$18,996	$16,223	$33,215

(1)                                  Our purchase obligations represent those commitments greater than $50,000.

(2)                                  Under the agreement with Hackett that commenced May 9, 2005, we have contractually committed to pay Hackett $1.6 million. As of May 31, 2005, $1.1 million has been recorded as other accrued liabilities and $0.5 million as other long term liabilities in the Consolidated Balance Sheet and has been reflected in the above table. We will pay Hackett additional fees after sales volumes meet established criteria throughout the term of the contract and will pay an additional $0.5 million in fiscal 2007 if we elect to participate in specified program initiatives. See Note 15. Commitments and Contingencies to the Consolidated Financial Statements for additional information.

(3)                                  On May 9, 2005, Lawson and International Business Machines Corporation entered into a Master Relationship Agreement and OEM Software Agreement, both of which will take effect on June 1, 2005. As of May 31, 2005, no amounts have been accrued within the Consolidated Balance Sheet or included in the above table as the agreement can be terminated upon 90 days notice by either party. Total commitments under the agreements are in excess of $6 million over a 3-year term. See Note 15. Commitments and Contingencies to the Consolidated Financial Statements for additional information.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of May 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of May 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2017. Rent expense under operating leases for fiscal 2005, 2004 and 2003 was $14.2 million, $14.4 million and $16.1 million, respectively. Future minimum lease payments under our operating leases as of May 31, 2005 are detailed above in “Disclosures about Contractual Obligations and Commercial Commitments”.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (SFAS No. 123(R)). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (SFAS No. 123), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (Opinion 25). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. As disclosed in Note 2 of Notes to the Consolidated Financial Statements, we elected the option of disclosure only under SFAS No. 123. In our disclosures, we have historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), we will determine whether we will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the beginning of the first annual reporting period that begins after June 15, 2005, which is effective with our first quarter of fiscal 2007. Based on our significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our Consolidated Statement of Operations, however we are currently evaluating the impact. Note 2 of Notes to Consolidated Financial Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for the fiscal years ended May 31, 2005, 2004 and 2003.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with our second quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on our consolidated financial statements.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of 2007.  We intend to adopt the disclosure requirements upon the effective date of the pronouncement.  Since this pronouncement relates to disclosure only requirements, the adoption will have no impact on our consolidated financial statements.

Factors That May Affect Future Results or the Market Price of Our Stock

We operate in a rapidly changing environment that involves numerous uncertainties and risks. Investors evaluating our company and its business should carefully consider the factors described below and all other information contained in this report on Form 10-K. This section should be read in conjunction with the Consolidated Financial Statements and Notes thereto and Management’s Discussion and Analysis of Financial Condition and Results of Operations included in this report on Form 10-K. Any of the following factors could materially harm our business, operating results and financial condition. Additional factors and uncertainties not currently known to us or that we currently consider immaterial could also harm our business, operating results and financial condition. The Company may make forward-looking statements from time to time, both written and oral. We undertake no obligation to revise or publicly release the results of any revisions to these forward-looking statements based on circumstances or events which occur in the future. The actual results may differ materially from those projected in any such forward-looking statements due to a number of factors, including those set forth below and elsewhere in this report on Form 10-K.

Risks Relating to the Proposed Business Combination between Lawson and Intentia International AB

On June 2, 2005, we announced an agreement to combine Lawson with Intentia International AB in an all-stock transaction Exchange Offer. If the transaction is completed, Lawson will issue approximately 82 million shares of Lawson common stock pursuant to the terms of the Exchange Offer. If the Exchange Offer is accepted and the transaction is completed, each Series A share of Intentia stock will be entitled to receive 0.5061 newly issued shares of Lawson common stock; each Series B share of Intentia stock will be entitled to receive 0.4519 newly issued shares of Lawson common stock;

and each Warrant for the purchase of Intentia stock will be entitled to receive 0.2157 newly issued shares of Lawson common stock. These exchange ratios will not change based on the fluctuations in the market price of our common stock. The closing of the Exchange Offer and business combination with Intentia is subject to several conditions, including approval by our stockholders, sufficient tender of shares by Intentia securityholders and regulatory approval clearance. Our efforts to close the business combination and integrate our two companies will create several additional risks and uncertainties.

We may not be able to achieve the anticipated financial and strategic benefits of our proposed combination with Intentia.

Among the factors considered by our Board of Directors in connection with its approval of the Exchange Offer were the anticipated financial and strategic benefits of the combination of Lawson and Intentia, including the opportunities for cost savings from operational efficiencies and the anticipated increase in sales resulting from the combined efforts of both companies and the combined sales channels. We are not able to guarantee that these savings will be realized within the time periods contemplated or that they will be realized at all. We are not able to guarantee that the combination of Lawson and Intentia will result in the realization of the full benefits, including increased sales anticipated by the companies.

The reconciliation of Intentia’s historical financial statements from Swedish GAAP to United States GAAP may result in material differences.

Intentia has informed us that its historical financial statements have been prepared based on generally accepted accounting principles in Sweden, referred to as Swedish GAAP. The documents included in the Exchange Offer will include a reconciliation of Intentia’s historical financial statements based on generally accepted accounting principles in the United States, referred to as U.S. GAAP. That reconciliation has not been completed as of the date of this Report on Form 10-K.  Because of the differences between Swedish GAAP and U.S. GAAP, including, for example, differences in software revenue recognition, Intentia’s historical financial results under U.S. GAAP may show lower revenue, less favorable results of operations or other material differences for each of the respective periods presented.  In addition, a portion of Intentia’s deferred revenue, which could be material, will not be recognizable in the future under U.S. GAAP.

We may not be able to successfully integrate our business with the business of Intentia.

This transaction involves the integration of two companies based in different countries that previously have operated independently. This integration is a complex, costly and time-consuming process. Following the combination of Lawson and Intentia, we may encounter difficulties in integrating our operations, technology and personnel with those of Intentia and this may continue for some time. Lawson management has limited experience integrating operations as substantial and geographically diverse as those of Intentia. The combined company may not successfully integrate the operations of Lawson and Intentia in a timely manner, or at all. The failure to successfully integrate the two companies’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits relate to greater economies of scale and revenue enhancement opportunities resulting from Lawson’s and Intentia’s complementary product offerings, geographic and industry specialties and technology platforms. However, these anticipated benefits are based on projections and assumptions, not actual experience, and assume a successful integration.

We may have difficulties adapting Intentia’s operations to US regulatory requirements.

As a company governed by Swedish laws and the rules of the Stockholm Stock Exchange, Intentia’s operations have not been designed to comply with financial reporting, disclosure controls and internal controls requirements imposed by US GAAP and the Sarbanes-Oxley Act of 2002 and other US securities laws and regulations. The implementation of the necessary controls systems will be costly and time consuming. If Lawson fails to promptly implement these controls and systems at Intentia’s operations, Lawson could fail to comply with US regulatory requirements, which could adversely offset our business, financial condition and results of operations.

The market price of our common stock may decline as a result of the Exchange Offer.

In connection with the Exchange Offer, we could issue as many as 82 million shares of our common stock to the holders of Shares and Warrants if all Intentia securityholders elect to tender their Shares or Warrants in exchange for shares of our common stock. The shares of our common stock issued in the Exchange Offer, subject to the contractual limitations on those persons who executed the lock-up agreements, will be freely-tradable upon consummation of the Exchange Offer. The acquisition of our shares by Intentia securityholders who may not wish to hold shares in a US company, as well as the increase in the outstanding number of shares of our common stock, may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock. In addition, the market price of our common stock may decline following the closing of the Exchange Offer for a number of reasons, including if the integration of Intentia’s business is unsuccessful or we do not achieve the anticipated financial and strategic benefits of our combination with Intentia as rapidly or to the extent anticipated by stock market analysts or investors. The closing price of our common stock was $5.95 on June 1, 2005, the last day of trading prior to the announcement of the proposed Exchange Offer. Since that date, our stock has fluctuated from a low of $5.02 to a high of $5.70. On July 28, 2005, the closing price of our common stock was $5.51.

Our shareholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the Exchange Offer.

In connection with the Exchange Offer, we may issue as many as 82 million shares of our common stock to the holders of Shares or Warrants if all Intentia securityholders elect to tender their Shares or Warrants in exchange for shares of our common stock. This means that the Intentia securityholders could own up to approximately 43.3% of the total number of shares of our outstanding common stock following the Exchange Offer. Accordingly, the Exchange Offer will have the effect of substantially reducing the percentage of equity and voting interest held by each of our current stockholders.

The Intentia securityholders may be able to influence our company significantly following the Exchange Offer.

After the Exchange Offer, former Intentia securityholders could own up to approximately 43.3% of the total number of shares of our outstanding common stock. Intentia’s largest shareholder, Symphony Technology Group, will own approximately  13% of Lawson’s outstanding common stock following the combination.  Symphony and Intentia securityholders as a group may be able to exercise substantial influence on the election of directors and other matters submitted for approval by our shareholders. This potential concentration of ownership of our common stock may make it difficult for our other shareholders to successfully approve or defeat matters submitted for shareholder action. It may also have the effect of delaying, deterring or preventing a change in control of our company without the consent of Symphony Technology Group or of the Intentia securityholders generally.

Unanticipated costs relating to the Exchange Offer and resulting combination of Intentia and Lawson could reduce our future earnings.

We believe that we have reasonably estimated the likely costs of integrating our operations with the operations of Intentia and that such costs are estimated to be in excess of $15 million for the first 12 months following closing of the transaction. Our objective is to minimize incremental costs of operating as a combined company and we believe that any incremental costs will be offset by cost savings of the combined company. It is possible that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs or unexpected severance costs, as well as other types of unanticipated developments, could adversely impact our business and profitability.

The uncertainties associated with our combination with Intentia may cause our customers and Intentia’s customers to delay or defer decisions which may result in the loss of customers and revenues.

Our customers and Intentia’s customers may, in response to the announcement of the Exchange Offer and resulting combination of Lawson and Intentia, and prior to its effectiveness, delay or defer decisions concerning business with either or both of the companies. Any delay or deferral in those decisions by our respective customers could adversely affect our businesses. For example, either company could experience a decrease in expected revenue as a consequence of such delays or deferrals.

The uncertainties associated with our combination with Intentia may cause Intentia or us to lose key personnel.

Employees of Lawson or Intentia may perceive uncertainty about their future role with the combined company until strategies with regard to the combined company are announced or executed. Any uncertainty may affect either company’s ability to attract and retain key management, sales, marketing, technical and financial personnel.

Combination-related accounting charges may delay or reduce our profitability.

We are accounting for the combination with Intentia as a purchase following accounting principles generally accepted in the United States. Under the purchase method of accounting, the purchase price of Intentia will be allocated to the fair value of the identifiable tangible and intangible assets and liabilities that we acquire from Intentia. In addition, accounting for the combination of Intentia under the purchase method may require a decrease in deferred revenue to fair value. The excess of the purchase price over Intentia’s tangible net assets will be allocated to goodwill and intangible assets. We are required to perform periodic impairment tests on goodwill and certain intangibles to evaluate whether the intangible assets and goodwill that we acquire from Intentia continue to have fair values that meet or exceed the amounts recorded on our balance sheet. If the fair values of such assets decline below their carrying value on our balance sheet, we may be required to recognize an impairment charge related to such decline. We cannot predict whether or when there will be an impairment charge, or the amount of such charge, if any. However, if the charge is significant, it could cause the market price of our common stock to decline.

If as of the closing date there are unknown liabilities in connection with Intentia’s business, and those liabilities are not reflected on the closing date balance sheet, we would be required to record a charge during each period when those liabilities became known, probable and estimable.  Those charges, if material, could have an unanticipated and significant adverse effect on our financial results and stock price.

In addition, we will incur transaction and integration costs in our combination with Intentia.  As a result, we will incur accounting charges from the combination that may delay and reduce our profitability in the accounting period in which the combination is consummated.

We expect to expend a significant amount of cash in the Exchange Offer, which will partially deplete our cash balance.

If we acquire more than 90%, but fewer than all of the Intentia securities in the Exchange Offer, we intend to purchase the remaining Intentia securities for cash, pursuant to compulsory acquisition proceedings under Swedish law. Assuming 90% of the Intentia securities are tendered in the Exchange Offer and the price that is required to be paid pursuant to the Swedish compulsory acquisition proceedings for the remaining 10% of the Intentia securities equals SEK 22.17 per Series A share and SEK 19.80 per Series B share, we could be obligated to pay approximately $48 million (approximately SEK 355 million assuming a currency exchange rate of SEK 7.40 to $1.00 as of May 31, 2005), for the Intentia securities purchased in the compulsory acquisition. This cash expenditure would normally occur between one and three years after the closing of the Exchange Offer.

We estimate that the total cash closing expenses for Lawson and Intentia will be approximately $15 million, including investment banking fees, accounting and legal fees, printing, mailing and other out-of-pocket transaction costs. After payment of those expenses, we will have approximately $262 million in available cash and cash equivalents, based on the amount of cash and cash equivalents that we and Intentia had as of May 31, 2005.  It is anticipated that we will use an additional amount of approximately $50 million in connection with the transaction, excluding the compulsory acquisition procedures referenced above and integration related costs, within one to three years following the closing of the Exchange Offer.  Included in this amount is a junior facility loan to Tennenbaum valued at $27.4 million, which includes accrued interest of $0.6 million, as of May 31, 2005, maturing in September 2009, and a make-whole provision of approximately $9.4 million, totaling $36.8 million.  Also included in this amount are the remaining 1999 convertible B notes issued by Intentia valued at $10.1 million, which includes accrued interest of $0.4 million, as of May 31, 2005.

Full integration of our operations with Intentia’s operations may not be achieved if we cannot compulsorily acquire all of the issued and outstanding Shares.

Our obligation to consummate the Exchange Offer is subject to a condition that, before the end of the Exchange Offer period, there shall have been validly tendered and not properly withdrawn greater than 90% of each of the outstanding Shares (including Warrants) and voting power in Intentia on a fully diluted basis (including all shares issuable pursuant to outstanding warrants but excluding shares issuable pursuant to outstanding convertible securities). In addition, the compulsory acquisition proceedings may be time-consuming.  To effect the compulsory acquisition under Swedish law, we are required to have a beneficial interest in greater than 90% of all of the voting power of the Intentia securities. It is possible that, at the end of the Exchange Offer period, we will elect to waive the above condition and consummate the Exchange Offer if we hold at least 70% of the outstanding securities and voting power of Intentia, even though we do not hold more than 90% of the outstanding Intentia securities. As a result, we would not be able to effect a compulsory acquisition of the remaining outstanding securities and voting power of Intentia. This could prevent or delay us from realizing some or all of the anticipated financial and strategic benefits of our combination with Intentia.

As a result of the consummation of the Exchange Offer, we will conduct more of our business internationally, which will expose us to additional and increased risks.

Although international revenues accounted for approximately 5% of our total revenues during fiscal year 2005, we will significantly increase our international operations upon consummation of the Exchange Offer, particularly in Europe. There are many risks that currently impact, and will continue to impact our international business and multinational operations, which risks will increase upon consummation of the Exchange Offer.  These risks include the following:

•                                          compliance with multiple and potentially conflicting regulations in Europe, Asia and North America, including export requirements, tariffs, import duties and other trade barriers, as well as health and safety requirements;

•                                          potential labor strikes, lockouts, work slowdowns and work stoppages at U.S. and international ports;

•                                          differences in intellectual property protections in Europe and Asia;

•                                          difficulties in staffing and managing foreign operations in Europe and Asia;

•                                          restrictions on downsizing foreign operations in Europe and expenses and delays associated with any such activities;

•                                          longer accounts receivable collection cycles in Europe and Asia;

•                                          currency fluctuations and resulting losses on currency translations;

•                                          economic instability, including inflation and interest rate fluctuations, such as those previously seen in South Korea and Brazil;

•                                          competition for foreign-based suppliers in Asia and Europe;

•                                          overlapping or differing tax structures;

•                                          cultural and language differences among the United States, Europe and Asia; and

•                                          political or civil turmoil.

Any failure on our part to manage these risks effectively would seriously reduce our competitiveness in the business applications software marketplace.

As a result of the consummation of the Exchange Offer, we will be a larger and broader organization, and if our management is unable to manage the combination of our business with Intentia’s, our operating results will suffer.

As a result of the consummation of the Exchange Offer, we will acquire the worldwide operations and approximately 2,300 employees of Intentia. Consequently, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs. Any inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on our results of operations after the Exchange Offer is consummated and, as a result, on the market price of our common stock.

The new management team might not be able to define or successfully implement a business plan for the combined companies.

In June 2005, we appointed Harry Debes as our new president, chief executive officer, and director. Upon the completion of the Exchange Offer, we will appoint a new co-chairman, Romesh Wadhwani, who is currently the chairman of the board of Intentia, and a new chief operating officer, Bertrand Sciard, the current president and chief executive officer of Intentia. While Mr. Wadhwani, Mr. Debes and Mr. Sciard have extensive experience in the software industry and managing software companies and while Mr. Debes and Mr. Sciard have also managed large teams of people at other U.S. software companies neither Mr. Debes nor Mr. Sciard has previously been chief executive or chief operating officer of a public company in the U.S. If this new management team is unable to adapt successfully to the demands of managing a U.S. public company or to define or execute our business plan, our results of operations may be adversely affected.

Risks Relating to Lawson’s Business

Our business and company will continue to be subject to other risks and uncertainties, regardless of whether we complete the proposed business combination with Intentia.

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

We face competition from a number of software companies that have advantages over us due to their larger client bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established companies such as Oracle Corporation, and SAP AG, both of which have larger installed client bases. If clients or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP AG since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. When we compete with Oracle or SAP AG for new clients, we believe that both of those larger companies often attempt to use their size and staying power as a competitive advantage against us. Oracle’s purchase of Peoplesoft, Inc. and Retek Inc., and other consolidations in the software industry, have fueled uncertainty among client prospects.

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

•                  services automation software vendors; and

•                  outsourced services providers.

As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to clients. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

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

Our core products face competition from new or revised technologies that may render our existing technology less competitive or obsolete, reducing the demand for our products. As a result, we must continually redesign our products to incorporate these new technologies and to adapt our software products to operate on, and comply with evolving industry standards for hardware and software platforms. Maintaining and upgrading our products to operate on multiple hardware and database platforms reduces our resources for developing new products. Because of the increased costs of developing and supporting software products across multiple platforms, we may need to reduce the number of those platforms.  In addition, conflicting new technologies present us with difficult choices of which new technologies to adopt. If we fail to anticipate the most popular platforms or fail to respond adequately to technological developments, or experience significant delays in product development or introduction, our business and operating results will be negatively impacted.

In May 2005, we announced that we intend to produce new software products using a business application platform we are developing, known as “Landmark.” The goals of Landmark are to simplify software development and improve product quality. Because we have not yet released any new products developed using Landmark, it is too early to confirm whether we will successfully achieve these goals.

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

We currently account for the issuance of stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has issued SFAS No. 123(R), Share-Based Payment that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS No. 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. We will be required to expense all outstanding non-vested stock options as of June 1, 2006 and stock options and other applicable equity instruments issued to employees on or after June 1, 2006. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Due to the significant number of outstanding unvested stock options anticipated as of June 1, 2006, we expect to incur material compensation expense after June 1, 2006 as those options vest or in the event we decide to accelerate vesting. We may decide to change our stock based compensation plan strategy for future grants. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase cash compensation. Note 2 of Notes to Consolidated Financial Statements describes the pro forma impact of a change to fair value accounting on earnings and earnings per share for the fiscal years ended May 31, 2005, 2004 and 2003.

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

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•                  a significant number of our existing and prospective clients’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

•                  we have historically had a higher concentration of licensing activities in the second half of our fiscal year due to the nature of our sales personnel compensation programs; however, this pattern was not as prominent in fiscal

2005 as in prior years and there is no assurance that this pattern will or will not continue in the future;

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

Our installed client base has traditionally generated additional support, license or professional service revenues. In future periods, clients may not necessarily make these purchases. Support is generally renewable annually at a client’s option, and there are no mandatory payment obligations or obligations to license additional software. If our clients decide not to renew their support agreements or license additional products or contract for additional services or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected. If we do not license our products to enough clients each quarter to offset the number of existing clients who elect not to renew support, our total client count will decline and, over time, our support revenue will likely decrease.

A reduction in our licensing activity may result in reduced services revenues in future periods.

Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may adversely impact our consulting, training and support service revenues in future periods.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could have a negative market reaction.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended May 31, 2005, we are required to furnish a report by our management on our internal control over financial reporting. That report must contain, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement as to whether or not our internal control over financial reporting is effective. This assessment must include disclosure of any material weaknesses in our internal control over financial reporting identified by management.  That report must also contain a statement that our independent registered public accounting firm have issued an attestation report on management’s assessment of such internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year (or, if our independent registered public accounting firm are unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

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

Because of the factors listed above and other specific requirements under accounting principles generally accepted in the United States of America for software revenue recognition, we must have very precise terms in our license agreements to recognize revenue when we initially deliver software or perform services. Negotiation of mutually acceptable terms and conditions can extend the sales cycle, and sometimes we do not obtain terms and conditions that permit revenue recognition at the time of delivery or even as work on the project is completed.  Furthermore, because many contracts within our verticals, including government and education and healthcare, often include the terms summarized above, the contracts result in revenue deferrals.

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

On May 31, 2005, the consolidated balance sheet includes net deferred tax assets in the amount of $30.7 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations. For the fiscal year ended May 31, 2004, we recorded a valuation allowance of $1.2 million associated primarily with federal contribution carryforwards, state net operating loss carryforwards and certain federal tax loss carryforwards that are estimated to expire prior to utilization. As of May 31, 2005, we updated our analysis to reflect the necessary changes in estimates and determined that an additional valuation allowance of $0.4 million was necessary. This increase is primarily due to additional federal contribution carryforwards and state operating loss carryforwards that expire within the next ten years.

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

Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter.  Since we must estimate our annual effective tax rate each quarter based on a combination of actual results and forecasted results of subsequent quarters, any significant change in our actual quarterly or forecasted annual results may adversely impact the computation of the estimated effective tax rate for the year.  Our estimated annual effective tax rate may fluctuate for a variety of reasons, including the following:

•                  changes in forecasted annual operating income;

•                  changes to the valuation allowance on net deferred tax assets;

•                  changes to actual or forecasted permanent differences between book and tax reporting;

•                  impacts from future tax settlements with state, federal or foreign tax authorities; or

•                  impacts from tax law changes.

Our stock price may remain volatile.

The trading price of our common stock has fluctuated significantly in the past. Changes in our business operations or prospects, regulatory considerations, general market and economic conditions, or other factors may affect the price of our common stock. Many of these factors are beyond our control. The future trading price of our common stock is likely to be volatile and could be subject to wide price fluctuations in response to such factors, including:

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

•                  rumors or dissemination of false and/or misleading information;

•                  changes in management;

•                  proposed and completed acquisitions or other significant transactions by us or our competitors;

•                  introduction and success of new products or significant client wins or losses by us or our competitors;

•                  the mix of products and services sold by us;

•                  the timing of significant orders by our clients;

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other companies to acquire us, even if doing so would benefit our stockholders.  Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third-party:

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

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other companies that allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross profits could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business and a deterioration of these relationships could adversely impact our business and operating results.

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

Our current and potential clients often rely on third-party systems integrators to implement and manage new and existing applications. These systems integrators may increase their promotion of competing enterprise software applications, or may otherwise discontinue their relationships with us.

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

We may be required to undertake a costly redesign of our products if third- party software development tools become an industry standard or cause obsolescence of our toolsets.

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

Some businesses choose to access enterprise software applications through hosted “on demand” services or application service providers who distribute enterprise software through a hosted subscription service. We do not currently have our own “on demand” hosting program for our products and have had limited success with channel partners who serve as application service providers for clients. If these alternative distribution models gain popularity, we may not be able to compete effectively in this environment.

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

If one of our developers embedded open source components into one of our products, without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy.  Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community.  In that case, we would not own those delivered products and could not charge license fees for those products.  We now take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

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

To help improve margins and gain operational efficiencies, many software companies have outsourced portions of their software development and software services to companies located in India or other parts of the world. In February 2004, we entered into an offshore agreement with a third-party based in India to provide certain software support services for our products. We have recently expanded our efforts to use this third party to assist us in providing lower cost implementation services for clients. We have limited experience with these types of outsourcing and may be unable to achieve the anticipated economic efficiencies expected of this arrangement.

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

As of July 15, 2005, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 16.7% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.

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

Item 7A. Qualitative and Quantitative Disclosures About Market Risk

Currently, we have minimal monetary assets, liabilities and operating expenses denominated in foreign currencies. If our international operations expand and we decide to enter into hedging transactions to minimize foreign currency rate risk, the adoption of SFAS No. 133, “Accounting for Derivative Instruments and Hedging Activities”, as amended by SFAS

Nos. 137, “Accounting for Derivative Instruments and Hedging Activities—Deferral of the Effective Date of FASB Statement No. 133—an amendment of FASB Statement No. 133”, and SFAS No. 138, “Accounting for Derivative Instruments and Certain Hedging Activities—an amendment of FASB Statement No. 133”, could have a material impact on our operating results.

We currently do not utilize any derivative financial instruments. Our investments are consistent with the Company’s investment policies. We invest our cash in financial instruments consisting primarily money market funds and highly liquid debt securities of corporations and municipalities. These investments are denominated in U.S. dollars. Investments with original maturities of three months or less are classified as cash and cash equivalents. As of May 31, 2005, the average maturity of our investment securities was less than three months and all investment securities had maturities less than 24 months. As of May 31, 2005, we consider the reported amounts of these investments to be reasonable approximations of fair values. Changes in the market interest rates will not have a material impact on our financial position.

Through May 31, 2005, interest expense was not sensitive to the general levels of United States interest rates because all of our notes payable bear fixed interest rates.

Item 8. Consolidated Financial Statements and Supplementary Data

The information required by this Item is included in Part IV Item 14(a)(1) and (2).

Item 9. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure

None.

Item 9A. Controls and Procedures

Disclosure Controls and Procedures.

As required by Rule 13a-15(e) under the Securities Exchange Act of 1934, as amended, we conducted an evaluation under the supervision and with the participation of our management, including the Company’s Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of the end of the period covered by this report. Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that our current disclosure controls and procedures were effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed under the supervision of our Chief Executive Officer and Chief Financial Officer to provide reasonable assurance regarding the reliability of financial reporting and the preparation of our financial statements for external reporting in accordance with accounting principles generally accepted in the United States of America. Management evaluated the effectiveness of our internal control over financial reporting using the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control – Integrated Framework. Management, under the supervision and the participation of the Company’s Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of our internal control over financial reporting as of May 31, 2005 and concluded that it was effective.

Our independent registered public accounting firm, PricewaterhouseCoopers LLP, has audited the effectiveness of our internal control over financial reporting and management’s assessment of the effectiveness of our internal control over financial reporting as of May 31, 2005, and has expressed unqualified opinions in their report which appears on pages F-1 and F-2.

Changes in Internal Control over Financial Reporting

During our fourth quarter of fiscal 2005 there were no changes made in our internal control over financial reporting (as defined in Rule 13(a)-15(f) under the Exchange Act) that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None

Part III

The information required by Items 10 through 13 is incorporated by reference from our definitive Proxy Statement pursuant to general instruction G (3), with the exception of the executive officers section of Item 10, which is included in Part I of this Form 10-K. We plan to include our 2005 Proxy Statement pursuant to Regulation 14A as part of the Registration Statement on Form S-4 that will be filed in connection with the special meeting of stockholders concerning the proposed business combination with Intentia and the election of directors.  If the Registration Statement of Form S-4 is not effective within 120 days after May 31, 2005, we will amend this Annual Report on Form 10-K to include that information.

Item 10. Directors and Executive Officers of the Registrant

The information concerning our officers required by this item is included in Part I hereof under the heading “Employees”. The information called for by Item 10, as to compliance with Section 16(a) of the Securities Exchange Act of 1934, is incorporated by reference in the 2005 Proxy Statement to be filed with the Securities and Exchange Commission pursuant to Regulation 14A under the heading “Section 16(a) Beneficial Ownership Reporting Compliance.” The information called for by Item 10, as to the audit committee and the audit committee financial expert, is incorporated by reference to that Proxy Statement under the headings “Item 1: Election of Directors” and “Audit Committee Report”.

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

Item 11. Executive Compensation

Information required under this item is contained in the sections entitled “Executive Compensation and other Information” and “Employment Agreements” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information required under this item is contained in the sections entitled “Securities Authorized for Issuance Under Equity Compensation Plans” and “Security Ownership of Principal Stockholders and Management” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 13. Certain Relationships and Related Transactions

Information required under this item is contained in the section entitled “Certain Transactions” in our 2005 Proxy Statement and is incorporated herein by reference.

Item 14. Principal Accounting Fees and Services

The information required by this item is incorporated by reference to the Proxy Statement under the heading “Ratification of Selection of Independent Registered Public Accounting Firm”.

Part IV

Item 15. Exhibits, Financial Statement Schedules

(a)           Consolidated Financial Statements, Consolidated Financial Statement Schedules and Exhibits.

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

3.  Exhibits.  The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Index To Financial Statements and Financial Statement Schedules (Item 15-(a1))

Index to Exhibits (Item 15(a3))

Number	Description
2.2(2)	Merger Agreement between Lawson Software, Inc., Everest Acquisition, Inc., Apexion Technologies, Inc., and Maher Hakim, Muwaffa Lahham and Gene Barduson.
2.3(6)	Asset Purchase and Sale Agreement dated April 30, 2004 among Siemens Medical Solutions Health Services Corporation, Siemens Medical Solutions USA, Inc. and Lawson Software, Inc.
3.1(1)	Certificate of Incorporation of the Company.
3.2(1)	Bylaws of the Company.
4.1(1)	Form of Certificate of Common Stock of the Company.
4.2(4)	Rights Agreement dated July 28, 2004.
4.3(4)	Certificate of Designations of Series B Junior Participating Preferred Stock of the Company.
4.4(5)	First Amendment to the Rights Agreement dated June 2, 2005.
10.1(1)	Amended and Restated 1996 Stock Incentive Plan.
10.2(1)	2001 Stock Incentive Plan.
10.3	[Reserved]
10.4(1)	2001 Employee Stock Purchase Plan.
10.5(8)	Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.
10.6(3)	Value Added Reseller Agreement, effective January 29, 2004, between the Company and Micro Focus International Holdings LTD, Inc. and its Affiliates.
10.7(3)	Master Offshore Agreement, effective February 1, 2004, between the Company and Xansa (India) Ltd.
10.8	[Reserved]
10.9	[Reserved]
10.10	[Reserved]
10.11	[Reserved]
10.12(1)	Employment Agreement, dated February 15, 2001, between the Company and Robert Barbieri.
10.13(1)	Director Indemnification Agreement, dated March 19, 2001, between the Company and David S. B. Lang.
10.14(1)	Stock Purchase and Exchange Agreement, dated February 23, 2001, between the Company and the investors named therein.
10.15(1)	Registration Rights Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.16(1)	Stockholders’ Agreement, dated February 23, 2001, between the Company and the stockholders, investors and founders named therein.
10.17(2)	Form of Change of Control Agreement dated August 11, 2003 with Certain Executive Officers.
10.18(1)	Form of Stock Option Agreement under 2001 Stock Incentive Plan.
10.19(1)	Form of Stock Option Agreement under 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting).
10.20(7)	Form of manifesto stock Option Agreement under 2001 Stock Incentive Plan.
10.21(1)	Lease of real property located at 380 St. Peter St., St. Paul, MN 55102.
10.22(7)	Executive Change in Control Severance Pay Plan for Tier 1 Executives.
10.23	[Reserved]
10.24	[Reserved]
10.25(1)	Application Partner Agreement, dated December 31, 1996, between the Company and Arbor Software Corporation (n/k/a Hyperion Solutions Corporation), as amended to date.
10.26(5)	Transaction Agreement dated June 2, 2005 between Lawson Software, Inc. and Intentia International AB.
10.27(5)	Stockholder Irrevocable Undertaking by and between Intentia International AB (publ) and Lawson Software, Inc.
10.28(5)	Stockholder Irrevocable Undertaking by and between Lawson Software, Inc. and Intentia International AB.
10.29(5)	Separation and Non-compete Agreement and Mutual Release by and between John J. Coughlan and Lawson Software, Inc.
10.30(5)	Employment Agreement between Lawson Software, Inc. and Harry Debes.
10.31(5)	Stock Option Agreement between Lawson Software, Inc. and Harry Debes.
10.32(5)	Restricted Stock Award Agreement between Lawson Software, Inc. and Harry Debes.
10.33(5)	Notice of Amendment of “Out –Of-The- Money” Stock Options Held by Officers Subject to Section 16 of the Securities Exchange Act as of June 1, 2005.

21.1(6)	Subsidiaries of Lawson Software, Inc.
23.1	Consent of PricewaterhouseCoopers LLP.
24.1	Powers of Attorney (included on signature page).
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes.
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert G. Barbieri.
32.1	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Harry Debes.
32.2	Certification Pursuant to Section 906 of Sarbanes-Oxley Act—Robert G. Barbieri.

(1)                                  Incorporated by reference to a similarly numbered exhibit to the Company’s Form S-1 Registration Statement (File No. 333-63394) filed on June 20, 2001.

(2)                                  Incorporated by reference to the Form 10-Q filed on October 9, 2003.

(3)                                  Incorporated by reference to the Form 10-Q filed on April 12, 2004.

(4)                                  Incorporated by reference to the Form 8-A filed on July 28, 2004.

(5)                                  Incorporated by reference to the Form 8-K filed on June 7, 2005.

Exhibit 4.4	First Amendment to the Rights Agreement originally filed as exhibit 4.1.
Exhibit 10.26	Transaction Agreement originally filed as exhibit 10.1.
Exhibit 10.27	Stockholder Irrevocable Undertaking originally filed as exhibit 10.2.
Exhibit 10.28	Stockholder Irrevocable Undertaking originally filed as exhibit 10.3.
Exhibit 10.29	Separation and Non-compete Agreement originally filed as exhibit 10.4.
Exhibit 10.30	Employment Agreement originally filed as exhibit 10.5.
Exhibit 10.31	Stock Option Agreement originally filed as exhibit 10.6.
Exhibit 10.32	Restricted Stock Award Agreement originally filed as exhibit 10.7.
Exhibit 10.33	Notice of Amendment of “Out –Of-The- Money” Stock Options originally filed as exhibit 10.8.

(6)                                  Incorporated by reference to the Form 10-K filed on July 29, 2004.

(7)                                  Incorporated by reference to the Form 8-K filed on January 19, 2005.

(8)                                  Filed herewith. Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the securities Exchange Act of 1934, as amended.

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

Robert G. Barbieri
Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

Dated: July 29, 2005

POWER OF ATTORNEY

KNOW ALL PERSONS BY THESE PRESENTS, that each person whose signature appears below hereby constitutes and appoints Harry Debes and Robert G. Barbieri, and each of them, his true and lawful attorney-in-fact and agents, with full powers of substitution and resubstitution, for him and in his name, place and stead, in any and all capacities, to sign any and all amendments to this Form 10-K and to file the same, with exhibits thereto and other documents in connection therewith, with the Securities and Exchange Commission, and hereby grants to such attorneys-in-fact and agents full power and authority to do and perform each and every act and thing requisite or necessary to be done, as fully to all intents and purposes as he might or could do in person, hereby ratifying and confirming all that said attorneys-in-fact and agents or his substitute or substitutes may lawfully do or cause to be done by virtue hereof.

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on the dates indicated have signed this Annual Report on Form 10-K.

Signature	Title	Date
/s/ H. RICHARD LAWSON	Chairman	July 29, 2005
H. Richard Lawson

/s/ HARRY DEBES	President and Chief Executive Officer and Director	July 29, 2005
Harry Debes	(principal executive officer)

/s/ ROBERT G. BARBIERI	Executive Vice President and Chief Financial and	July 29, 2005
Robert G. Barbieri	Performance Officer (principal financial and accounting
officer)

/s/ DAVID J. ESKRA	Director	July 29, 2005
David J. Eskra

/s/ DAVID R. HUBERS	Director	July 29, 2005
David R. Hubers

/s/ THOMAS G. HUDSON	Director	July 29, 2005
Thomas G. Hudson

/s/ MICHAEL A. ROCCA	Director	July 29, 2005
Michael A. Rocca

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Lawson Software, Inc.:

We have completed an integrated audit of Lawson Software, Inc.’s 2005 consolidated financial statements and its internal control over financial reporting as of May 31, 2005 and audits of its 2004 and 2003 consolidated financial statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Our opinions, based on our audits, are presented below.

Consolidated financial statements

In our opinion, the consolidated financial statements listed in the index appearing under Item 15(a)(1) present fairly, in all material respects, the financial position of Lawson Software, Inc. and its subsidiaries at May 31, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended May 31, 2005 in conformity with accounting principles generally accepted in the United States of America. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit of financial statements includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

Internal control over financial reporting

Also, in our opinion, management’s assessment, included in Management’s Report on Internal Control over Financial Reporting appearing under Item 9A, that the Company maintained effective internal control over financial reporting as of
May 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (COSO), is fairly stated, in all material respects based on those criteria. Furthermore, in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of May 31, 2005 based on criteria established in Internal Control – Integrated Framework issued by the COSO. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express opinions on management’s assessment and on the effectiveness of the Company’s internal control over financial reporting based on our audit. We conducted our audit of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. An audit of internal control over financial reporting includes obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we consider necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

/s/ PRICEWATERHOUSECOOPERS LLP

Minneapolis, Minnesota
July 28, 2005

LAWSON SOFTWARE, INC.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	May 31, 2005	May 31, 2004
ASSETS
Current assets:
Cash and cash equivalents	$187,744	$72,396
Marketable securities	43,099	128,065
Trade accounts receivable, net	42,907	65,236
Deferred income taxes	9,314	15,311
Prepaid expenses and other assets	19,260	20,450
Total current assets	302,324	301,458

Long-term marketable securities	3,770	8,521
Property and equipment, net	13,574	17,235
Goodwill	43,407	43,042
Other intangible assets, net	31,939	40,767
Deferred income taxes	21,385	12,344
Other assets	4,319	231
Total assets	$420,718	$423,598

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,836	$1,652
Accounts payable	12,003	14,391
Accrued compensation and benefits	17,656	25,086
Other accrued liabilities	15,848	11,898
Deferred revenue	76,571	83,095
Total current liabilities	123,914	136,122
Long-term debt, less current portion	—	990
Other long-term liabilities	3,749	3,600
Total liabilities	127,663	140,712
Commitments and contingencies (Note 15)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 112,414 and 110,074 shares issued, respectively; 100,619 and 98,346 shares outstanding, at May 31, 2005 and 2004, respectively.	1,124	1,099
Additional paid-in capital	338,666	327,715
Treasury stock, at cost; 11,795 and 11,728 shares at May 31, 2005 and 2004, respectively.	(72,348)	(65,555)
Deferred stock-based compensation	(41)	(774)
Retained earnings	22,733	17,471
Accumulated other comprehensive income	2,921	2,930
Total stockholders’ equity	293,055	282,886
Total liabilities and stockholders’ equity	$420,718	$423,598

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	Year Ended May 31,
	2005	2004	2003
Revenues:
License fees	$57,743	$92,338	$77,614
Services	277,441	271,245	266,704

Total revenues	335,184	363,583	344,318

Cost of revenues:
Cost of license fees	9,961	15,948	14,367
Cost of services	140,623	136,299	141,717

Total cost of revenues	150,584	152,247	156,084

Gross profit	184,600	211,336	188,234

Operating expenses:
Research and development	62,158	64,888	59,115
Sales and marketing	75,637	93,138	102,963
General and administrative	36,443	37,721	29,972
Restructuring (Note 3)	5,028	2,210	6,035
Amortization of acquired intangibles	1,545	1,274	877

Total operating expenses	180,811	199,231	198,962

Operating income (loss)	3,789	12,105	(10,728)

Other income:
Interest income	4,377	3,279	4,591
Interest expense	(49)	(70)	(134)

Total other income	4,328	3,209	4,457

Income (loss) before income taxes	8,117	15,314	(6,271)
Provision (benefit) for income taxes	2,855	7,323	(2,446)
Net income (loss)	$5,262	$7,991	$(3,825)

Net income (loss) per share:
Basic	$0.05	$0.08	$(0.04)
Diluted	$0.05	$0.07	$(0.04)

Shares used in computing net income (loss) per share:
Basic	99,068	98,462	98,165
Diluted	104,623	107,000	98,165

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

AND COMPREHENSIVE INCOME (LOSS)

(in thousands)

	Common		Additional Paid-In	Treasury	Deferred Stock-Based	Retained	Accumulated Other Comprehensive	Adjustment for Mandatorily Redeemable	Total Stockholders’	Comprehensive
	Shares	Amount	Capital	Stock	Compensation	Earnings	Loss (Income)	Common Stock	Equity	Income (Loss)
Balance at May 31, 2002	95,361	$1,020	$298,048	$(16,974)	$(8,329)	$13,305	$(1,212)	$(374)	$285,484	$7,925

Deferred stock-based compensation	—	—	(1,650)	—	1,650	—	—	—	—
Amortization of stock-based compensation	—	—	—	—	3,562	—	—	—	3,562
Exercise of stock options	3,846	38	5,206	—	—	—	—	—	5,244
Tax benefit from stockholder transactions	—	—	4,594	—	—	—	—	—	4,594
Employee stock purchase plan	1,370	—	3,439	3,179	—	—	—	—	6,618
Repurchase ESOP shares	(6)	—	—	(27)	—	—	—	—	(27)
Repurchase of common stock	(2,875)	—	—	(15,002)	—	—	—	—	(15,002)
Increase in redemption value of mandatorily redeemable common stock, net of cancellation of mandatorily redeemable provision	—	—	—	—	—	—	—	374	374
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	146	—	146	146
Translation adjustment	—	—	—	—	—	—	2,231	—	2,231	2,231
Net loss	—	—	—	—	—	(3,825)	—	—	(3,825)	(3,825)
Balance at May 31, 2003	97,696	1,058	309,637	(28,824)	(3,117)	9,480	1,165	—	289,399	$(1,448)

Deferred stock-based compensation	—	—	(966)	—	112	—	—	—	(854)
Amortization of stock-based compensation	—	—	—	—	2,231	—	—	—	2,231
Exercise of stock options and warrants	4,901	41	5,348	1,795	—	—	—	—	7,184
Tax benefit from stockholder transactions	—	—	11,581	—	—	—	—	—	11,581
Employee stock purchase plan	665	—	2,115	1,544	—	—	—	—	3,659
Repurchase of common stock	(4,916)	—	—	(40,070)	—	—	—	—	(40,070)
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	(190)	—	(190)	(190)
Translation adjustment	—	—	—	—	—	—	1,955	—	1,955	1,955
Net income	—	—	—	—	—	7,991	—	—	7,991	7,991
Balance at May 31, 2004	98,346	1,099	327,715	(65,555)	(774)	17,471	2,930	—	282,886	$9,756

Deferred stock-based compensation	—	—	(471)	—	472	—	—	—	1
Amortization of stock-based compensation	—	—	—	—	261	—	—	—	261
Exercise of stock options	3,055	25	4,807	1,661	—	—	—	—	6,493
Tax benefit from stockholder transactions	—	—	4,215	—	—	—	—	—	4,215
Employee stock purchase plan	667	—	2,400	1,546	—	—	—	—	3,946
Repurchase of common stock	(1,449)	—	—	(10,000)	—	—	—	—	(10,000)
Change in net unrealized gains/losses on investments, net of taxes	—	—	—	—	—	—	20	—	20	20
Translation adjustment	—	—	—	—	—	—	(29)	—	(29)	(29)
Net income	—	—	—	—	—	5,262	—	—	5,262	5,262
Balance at May 31, 2005	100,619	$1,124	$338,666	$(72,348)	$(41)	$22,733	$2,921	$—	$293,055	$5,253

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	Year Ended May 31,
	2005	2004	2003
Cash flows from operating activities:
Net income (loss)	$5,262	$7,991	$(3,825)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	16,065	13,324	13,931
Deferred income taxes	(3,044)	(4,513)	1,741

Provision for doubtful accounts	1,141	3,317	423
Loss on the disposal of assets	104	149	—
Tax benefit from stockholder transactions	4,215	11,581	4,594
Tax commitment from exercise of stock options	(1,147)	(2,317)	(1,724)
Amortization of stock-based compensation	262	1,377	3,562
Amortization of discounts on notes payable	88	68	—
Amortization of discount on marketable securities	145	652	774
Restructuring	5,028	2,210	6,035
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	21,188	(8,161)	37,805
Prepaid expenses and other assets	748	2,285	(3,923)
Accounts payable	(2,388)	838	(6,872)
Accrued and other liabilities	(8,252)	(5,422)	(4,753)
Income taxes payable	419	999	—
Deferred revenue and client deposits	(6,936)	(6,545)	144

Net cash provided by operating activities	32,898	17,833	47,912

Cash flows from investing activities:
Cash paid in conjunction with acquisitions, net of cash acquired	(3,654)	(15,879)	(7,823)
Purchase of maintenance contracts	—	(19,751)	—
Purchases of marketable securities	(536,717)	(630,699)	(503,119)
Sales and maturities of marketable securities	626,317	643,784	510,374
Purchases of property and equipment	(3,724)	(4,946)	(6,110)

Net cash provided by (used in) investing activities	82,222	(27,491)	(6,678)

Cash flows from financing activities:
Principal payments on long-term debt	(1,358)	(907)	(1,368)
Exercise of stock options	7,640	9,431	6,968
Issuance of treasury shares for employee stock purchase plan	3,946	3,659	6,618
Repurchase of common stock	(10,000)	(40,000)	(15,029)
Net cash provided by (used in) financing activities	228	(27,817)	(2,811)
Increase (decrease) in cash and cash equivalents	115,348	(37,475)	38,423
Cash and cash equivalents at beginning of year	72,396	109,871	71,448
Cash and cash equivalents at end of year	$187,744	$72,396	$109,871

Supplemental disclosures:
Interest paid	$11	$39	$133
Income taxes refunded	$(57)	$(514)	$(3,821)

The accompanying notes are an integral part of the consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(in thousands, except share and per share data)

1.             Business Description

Lawson Software, Inc. (the “Company”) provides business application software, services and support to specific markets including healthcare, retail, financial services (banking, insurance and other financial services), education, local/state governments, and professional services. The Company’s software includes financials, human resources, procurement, healthcare supply chain, distribution, retail operations, service process optimization, and enterprise performance management applications designed to help manage, analyze and improve its clients’ businesses. The Company’s applications help automate and integrate critical business processes, aiding in collaboration among its clients and their partners, suppliers and employees. Through our consulting services we primarily help our clients implement their Lawson applications. Through our support services we provide ongoing maintenance and assistance to our clients.

The Company is subject to risks and uncertainties, including dependence on information technology spending by new or existing clients, well-established competitors, concentration of clients in a limited number of industries, fluctuations of quarterly results, a lengthy and variable sales cycle, dependence on principal products and third-party technology, rapid technological change, development of products that gain market acceptance, international expansion and the ability to implement financial controls related to Section 404 of Sarbanes Oxley. Additional risks and uncertainties related to the proposed business combination between Lawson and Intentia International AB, include the ability to achieve financial and strategic benefits, additional international business exposures, management’s ability to manage a more complex organization, effect that the transaction may have on the price of the stock, impact on company profitability, and the pressure the combined entity will place on its working capital structure. For additional information on the proposed business combination between Lawson and Intentia International AB refer to Footnote 18 Subsequent Events.

2.             Summary of Significant Accounting Policies

Basis of Presentation

The consolidated financial statements include the accounts of the Company and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France, Germany and the Netherlands. All significant intercompany accounts and transactions have been eliminated.

Use of Estimates

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. On an on-going basis, the Company evaluates its estimates, including those related to revenue recognition, provision for doubtful accounts and sales returns, fair value of investments, fair value of acquired intangible assets and goodwill, useful lives of intangible assets and property and equipment, income taxes, restructuring obligations and contingencies and litigation, among others. The Company bases its estimates on historical experience and on various other assumptions that are believed to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities. Actual results could differ from those estimates.

Reclassifications

The accompanying consolidated financial statements for prior fiscal years contain reclassifications related to dutch auction rate securities to conform prior year’s data to the current presentation. These reclassifications had no effect on reported earnings. The Company classified its dutch auction rate securities as marketable securities. Such investments had primarily been classified as cash and cash equivalents. This change in classification does not affect previously reported cash flows.  See Marketable Securities below.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Fair Value of Financial Instruments

The Company’s financial instruments consist primarily of cash, marketable securities, trade accounts receivable and accounts payable for which the current carrying amounts approximate fair market value. Additionally, the borrowing rates currently available to the Company approximate current rates for debt agreements with similar terms and average maturities.

Cash Equivalents

All highly liquid investments with an original maturity of three months or less are considered to be cash equivalents. The Company’s cash equivalents consist primarily of money market instruments and highly liquid securities of corporations and municipalities. These investments are denominated in U.S. dollars. The carrying amount of cash equivalents approximates fair value due to the short maturity of these instruments.

Accounts Receivable and Allowance for Doubtful Accounts

Accounts receivable are initially recorded at fair value upon the sale of software licenses or services to clients. The Company maintains an allowance for doubtful accounts at an amount estimated to be sufficient to provide adequate protection against losses resulting from extending credit to the Company’s clients. In judging the adequacy of the allowance for doubtful accounts, the Company considers multiple factors including historical bad debt experience, the general economic environment, the need for specific client reserves and the aging of the Company’s receivables. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made impacting future results of operations. This provision is included in operating expenses as a general and administrative expense in the Consolidated Statements of Operations.

Marketable Securities

The Company accounts for marketable securities in accordance with provisions of “Statement of Financial Accounting Standards SFAS No. 115”, “Accounting for Certain Investments in Debt and Equity Securities”. SFAS No. 115 addresses the accounting and reporting for investments in fixed maturity securities and for equity securities with readily determinable fair values. Management determines the appropriate classification of debt securities at the time of purchase and reevaluates such designation as of each balance sheet date. Currently, all marketable securities held by the Company are classified as available-for-sale. Available-for-sale securities are carried at fair value as determined by quoted market prices, with unrealized gains and losses, net of tax, reported as a separate component of stockholders’ equity. If an unrealized loss for any investment is considered to be other-than-temporary, the loss will be recognized in the Consolidated Statements of Operations in the period the determination is made. The cost basis of securities sold is determined using the specific identification method. Interest and dividends on securities classified as available-for-sale are included in interest income. As of May 31, 2005, $43.1 million of total investments mature within one year and $3.8 million mature beyond one year and within two years. Gross gains and gross losses resulting from the sale of securities classified as available-for-sale included in the Consolidated Statements of Operations for the years ended May 31, 2005, 2004, and 2003 and were not significant.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

As of May 31, 2005 and 2004, the Company’s debt and marketable securities were as follows:

	May 31, 2005			May 31, 2004
	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)	Cost	Aggregate Fair Value	Net Unrealized Gains (Losses)
State and local municipalities debt	$3,535	$3,511	$(24)	$133,633	$133,586	$(47)
US Agency	6,492	6,505	13	—	—	—
Corporate debt	36,855	36,853	(2)	3,000	3,000	—
Total	$46,882	$46,869	$(13)	$136,633	$136,586	$(47)
Current	$43,123	$43,099	$(24)	$128,086	$128,065	$(21)
Non-current	$3,759	$3,770	$11	$8,547	$8,521	$(26)

Revision in the Classification of Certain Securities

During fiscal 2005, the Company concluded that it was appropriate to classify its dutch auction rate securities as marketable securities. Dutch auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a dutch auction process. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has revised the classification to report these securities as marketable securities in the Consolidated Balance Sheet for the fiscal year ended May 31, 2004. The Company has also made corresponding adjustments to the Consolidated Statement of Cash Flows for fiscal 2004 and 2003, to reflect the gross purchases and sales of these securities as investing activities rather than as a component of cash and cash equivalents. This change in classification does not affect previously reported cash flows from operations or from financing activities in the Company’s previously reported Consolidated Statements of Cash Flows, or the Company’s previously reported Consolidated Statements of Operations for any period.

At May 31, 2005 and May 31, 2004, the Company held $34.3 million and $110.3 million, respectively of dutch auction rate securities classified within marketable securities as available-for-sale. As of May 31, 2005 and May 31, 2004, $0 and $3.0 million of dutch auction rate securities held were classified as long-term marketable securities as the reset dates were longer than 365 days. The Company’s investments in these securities are recorded at cost, which approximates fair market value due to their variable interest rates, which typically reset every 7 to 49 days, and, despite the long-term nature of their stated contractual maturities, the Company believes it has the ability to quickly liquidate these securities. As a result, the Company had no cumulative gross unrealized holding gains (losses) or gross realized gains (losses) from these investments. All income generated from these investments was recorded as interest income.

Property and Equipment

Property and equipment includes equipment and office furniture, which is stated at cost less accumulated depreciation. Depreciation is computed using the straight-line approach over the estimated useful lives of the assets, which generally range from one to seven years. Property and equipment also includes leasehold improvements which is stated at cost less accumulated amortization. Amortization is computed over the shorter of the economic life or the term of the underlying facility lease, which generally ranges from three to sixteen years. Depreciation and amortization expense was $7.3 million, $9.0 million, and $11.6 million for the years ended May 31, 2005, 2004, and 2003, respectively.

Lease Obligations

The Company recognizes lease obligations with scheduled rent increases over the term of the lease on a straight-line basis in accordance with Financial Accounting Standards Board Technical Bulletin 85-3 “Accounting for Operating Leases with Scheduled Rent Increases.” Accordingly, the total amount of base rentals over the term of the Company’s leases is

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

charged to expense on a straight-line method, with the amount of rental expense in excess of lease payments recorded as a deferred rent liability. As of May 31, 2005 and 2004, the Company has deferred rent liabilities of $2.0 million and
$1.9 million, respectively, all of which are classified in other long-term liabilities.

Revenue Recognition

The Company recognizes revenues in accordance with the provisions of the American Institute of Certified Public Accountants (“AICPA”) Statement of Position (“SOP”) 97-2, “Software Revenue Recognition”, as amended and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions”, as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (“SAB”) No. 104, “Revenue Recognition”. The Company licenses software under non-cancelable license agreements and provides related professional services, including consulting, training, and implementation services, as well as ongoing client support and maintenance. Consulting, training, and implementation services are generally not essential to the functionality of the Company’s software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from the license fees. Software arrangements which include fixed-fee service components, are recognized as the services are performed and the costs to provide the related services are expensed as incurred. Software arrangements which include services that are essential to the functionality of the Company’s software products are recognized using contract accounting using the percentage-of-completion methodology based on labor hours input. The specific revenue recognition policies of the Company are as follows:

Software License Fees—License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when the Company receives an order form from a reseller for a specific end-user sale. The Company does not generally offer rights of return, acceptance clauses or price protection to its clients. In situations where the Company does provide rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, the Company’s software license fees are due within a twelve-month period from the date of shipment. If the fee due from the client is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple software products, specified upgrades, maintenance or services, the Company allocates the total arrangement fee among each deliverable using the fair value of each of the deliverables determined using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which the Company has fair value of all undelivered elements but not of a delivered element, the residual method is used to record revenue. Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element(s) and is recognized as revenue. In software arrangements in which the Company does not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which the Company does not have vendor-specific objective evidence of fair value, have been delivered.

Services—Revenues from training and consulting services are recognized as services are provided to clients. Revenues from maintenance contracts are recognized ratably over the term of the maintenance agreements. Revenues for client support and maintenance that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Sales Returns and Allowances

Although the Company does not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, the Company has allowed sales returns and allowances. The Company records a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors.

Research and Development

Expenditures for software research and development are expensed as incurred. Such costs are required to be expensed until the point that technological feasibility of the software is established. To date, the time period between the establishment of technological feasibility and completion of software development has been short, and no significant development costs have been incurred during that period. Accordingly, the Company has not capitalized any software development costs to date. The Company’s software research and development costs primarily relate to software development during the period prior to technological feasibility and are charged to operations as incurred.

Advertising Expense

The Company expenses advertising costs as incurred. Advertising expenses of $11.3 million, $9.9 million, and $8.8 million were charged to sales and marketing expenses during the years ended May 31, 2005, 2004, and 2003, respectively.

Income Taxes

The Company provides for income taxes using the liability method under SFAS No. 109, “Accounting for Income Taxes,” which requires recognition of deferred tax assets and liabilities for the expected future tax consequences of events that have been included in the financial statements. Under this statement, deferred tax assets and liabilities are determined based on the difference between the financial statement and tax basis of assets and liabilities, using enacted tax rates in effect for the year in which the differences are expected to reverse. Deferred tax assets are reduced by a valuation allowance when it is more likely than not that some component or all of the deferred tax assets will not be realized. Tax rate changes are reflected in income during the period such changes are enacted.

Concentrations of Credit Risks

Financial instruments that potentially subject the Company to concentrations of credit risk consist primarily of cash and cash equivalents and trade accounts receivable. Cash equivalents consist primarily of money market instruments and highly liquid debt securities of corporations and municipalities, with a maturity of three months or less and are readily convertible into cash.

The Company grants credit to clients in the ordinary course of business. Concentrations of credit risk with respect to trade accounts receivable are limited due to the large number of clients comprising the Company’s client base and their dispersion across different industries and geographic areas. No single client accounted for ten percent or more of revenues for fiscal 2005, 2004 or 2003 or of trade accounts receivable at May 31, 2005 or 2004.

Contingent Liabilities

The Company from time to time may have unresolved regulatory, legal and tax matters, as discussed further in Note 15. The Company provides for contingent liabilities in accordance with SFAS No. 5 “Accounting for Contingencies” (“SFAS No. 5”). In accordance with SFAS No. 5, a loss contingency is charged to income when (i) it is probable that an asset has been impaired or a liability has been incurred at the date of the financial statements and (ii) the amount of the loss can be reasonably estimated. Disclosure in the notes to the financial statements is required for loss contingencies that do not meet

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

both those conditions if there is a reasonable possibility that a loss may have been incurred. Gain contingencies are not recorded until realized. The Company expenses all legal costs incurred to resolve regulatory, legal and tax matters as incurred.

Periodically, the Company reviews the status of each significant matter to assess the potential financial exposure. If a potential loss is considered probable and the amount can be reasonably estimated as defined by SFAS No. 5, the Company reflects the estimated loss in its results of operations. Significant judgment is required to determine the probability that a liability has been incurred and whether such liability can be reasonably estimated. Because of uncertainties related to these matters, accruals are based on the best information available at the time. Further, estimates of this nature are highly subjective, and the final outcome of these matters could vary significantly from the amounts that have been included in the accompanying consolidated financial statements. As additional information becomes available, the Company reassesses the potential liability related to its pending claims and litigation and may revise its estimates accordingly. Such revisions in the estimates of the potential liabilities could have a material impact on the Company’s results of operations and financial position.

Long-Lived Assets

In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets”, the Company reviews long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to, a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset, the impairment is measured using the discounted cash flows. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

Goodwill and Other Intangible Assets

The changes in the carrying amount of goodwill for the year ended May 31, 2005 and 2004 are as follows:

	May 31,
	2005	2004
Balance as of the beginning of the year	$43,042	$31,410
Goodwill acquired during the year	—	9,699
Contingent consideration earned	496	1,075
Currency translation effect (loss) gain	(131)	858
Balance as of the end of the year	$43,407	$43,042

Acquired intangible assets subject to amortization are as follows:

	May 31, 2005			May 31, 2004
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$4,316	$18,624	$22,940	$324	$22,616
Acquired technology	14,234	8,417	5,817	14,272	5,183	9,089
Client lists	11,217	3,879	7,338	11,254	2,594	8,660
Non-compete agreements	628	468	160	632	230	402
	$49,019	$17,080	$31,939	$49,098	$8,331	$40,767

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for client lists, and the term of the agreement for non-compete agreements. Intangible assets for maintenance contracts are amortized under an accelerated amortization schedule, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue. Amortization expense for the three years ended May 31, 2005, 2004 and 2003 was $8.8 million, $4.3 million and $2.4 million, respectively. Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Consolidated Statements of Operations.

The estimated future annual amortization expense for identified intangible assets is as follows:

2006	$8,633
2007	6,955
2008	4,664
2009	3,637
2010	3,005
Thereafter	5,045
$31,939

The Company accounts for goodwill and other intangible assets in accordance with the provisions of SFAS No. 142, “Goodwill and Other Intangible Assets”. Under SFAS No. 142, goodwill and intangible assets with indefinite lives are not amortized to expense and must be reviewed for impairment annually or more frequently if events or changes in circumstances indicate that the asset might be impaired. The first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. The Company operates as one reporting unit and therefore compares the book value to the market value. Market value is determined utilizing our market capitalization plus a control premium. If the market value exceeds the book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If the Company’s book value exceeds the market value, the second step of the goodwill impairment test shall be performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is its new accounting basis. Subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed. The Company completed the annual goodwill impairment assessment as of May 31, 2005 and 2004, upon which no impairment was recorded. As of May 31, 2005 and 2004, approximately $15.5 million and $15.2 million of the Company’s goodwill relates to the Numbercraft, Armature, Closedloop and ijob, Inc. acquisitions and is expected to be tax deductible.

Stock-Based Compensation

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board Opinion No. 25, “Accounting for Stock Issued to Employees”, and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure-an amendment of Financial Accounting Standards Board (“FASB”) Statement No. 123”.

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) would have been adjusted to the pro forma amounts as indicated below:

	Year Ended May 31,
	2005	2004	2003
Net income (loss):
As reported	$5,262	$7,991	$(3,825)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	159	840	2,173
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(6,768)	(7,015)	(6,744)
Pro forma net (loss) income	$(1,347)	$1,816	$(8,396)

Net income (loss) per share:
Basic:
As reported	$0.05	$0.08	$(0.04)
Pro forma	$(0.01)	$0.02	$(0.09)
Diluted:
As reported	$0.05	$0.07	$(0.04)
Pro forma	$(0.01)	$0.02	$(0.09)

Foreign Currency Translation

All assets and liabilities of the Company’s foreign branches and subsidiaries are translated from local currencies to United States dollars at period end rates of exchange, while revenues and expenses are translated at the average exchange rate during the period. The functional currency for each of the Company’s foreign branches and subsidiaries is the respective local currency. Translation adjustments arising from the translation of net assets located outside of the United States into United States dollars are recorded as a separate component of stockholders’ equity.  The amounts included in the Consolidated Statements of Operations related to foreign currency transactions for the years ended May 31, 2005, 2004, and 2003 were a net gain of $0.1 million, a net loss of $0.8  million, and a net loss of $0.2 million, respectively.

Comprehensive Income (Loss)

Comprehensive income (loss) as defined by SFAS No. 130, “Reporting Comprehensive Income”, includes net income (loss) and items defined as other comprehensive income (loss). SFAS No. 130 requires that items defined as other comprehensive income (loss), such as foreign currency translation adjustments and unrealized gains and losses on certain marketable securities, be separately classified in the financial statements. Such items are reported in the Consolidated Statements of Stockholders’ Equity as comprehensive income (loss).

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The following table summarizes the components of accumulated other comprehensive income (loss), net of income taxes:

	Year Ended May 31,
	2005	2004	2003
Net income (loss)	$5,262	$7,991	$(3,825)
Unrealized gain (loss) on available-for-sale investments, net of taxes (benefit) of $13, $(126) and $108	20	(190)	146
Foreign currency translation adjustment	(29)	1,955	2,231
Other comprehensive (loss) income	(9)	1,765	2,377
Comprehensive income (loss)	$5,253	$9,756	$(1,448)

Per Share Data

Net income (loss) per share is computed under the provisions of SFAS No. 128, “Earnings Per Share”. Basic earnings per share is computed using net income (loss) and the weighted average number of common shares outstanding. Diluted earnings per share reflect the weighted average number of common shares outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares issuable upon the exercise of stock options and warrants.

The following table sets forth the computation of basic and diluted net income (loss) per share:

	Year Ended May 31,
	2005	2004	2003
Basic earnings per share computation:
Net income (loss)	$5,262	$7,991	$(3,825)
Weighted average common shares—basic	99,068	98,462	98,165
Basic net income (loss) per share	$0.05	$0.08	$(0.04)

Diluted earnings per share computation:
Net income (loss)	$5,262	$7,991	$(3,825)

Shares computation:
Weighted average common shares	99,068	98,462	98,165
Effect of dilutive stock options and warrants	5,555	8,538	—
Weighted average common shares—diluted	104,623	107,000	98,165
Diluted net income (loss) per share	$0.05	$0.07	$(0.04)

Potential dilutive shares of common stock excluded from the diluted net income (loss) per share computations were 5.6 million, 0.6 million and 23.1 million for the years ended May 31, 2005, 2004 and 2003, respectively. Certain potential dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. Potential dilutive shares of common stock were excluded from periods with net loss because they were anti-dilutive.

New Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Based on the Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s Consolidated Statements of Operations, however the Company is currently evaluating the impact.  Refer to “Stock-Based Compensation” within this footnote for the proforma impacts.

In December 2004, the FASB issued SFAS No. 153, “Exchanges of Nonmonetary Assets - An Amendment of APB Opinion No. 29” (“SFAS 153”). The amendments made by SFAS 153 are based on the principle that exchanges of nonmonetary assets should be measured based on the fair value of the assets exchanged. Further, the amendments eliminate the narrow exception for nonmonetary exchanges of similar productive assets and replace it with a broader exception for exchanges of nonmonetary assets that do not have “commercial substance.” The provisions in SFAS 153 are effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005, which is effective with the Company’s second quarter of fiscal 2006. Adoption of this standard is not expected to have a material impact on the Company’s consolidated financial statements.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007.  The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement.  Since this disclosure pronouncement only relates to requirements, the adoption will have no impact on the Company’s consolidated financial statements.

3.             Restructuring

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43(“SFAS No. 112”), resulted in a charge for severance and related benefits of $2.9 million, net of a reversal of $0.03 million subsequent to the initial charge in the year ended May 31, 2005. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. Cash payments during fiscal 2005 for the Phase I plan were $2.9 million. All employee reductions and related cash payments were substantially completed as of May 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balances as of May 31, 2005, which are included in accrued compensation and benefits:

Severance and related benefits
Phase I provision for restructuring	$2,998
Cash payments	(2,938)
Adjustments to provision	(31)
Balance, May 31, 2005	$29

At November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge for severance and related benefits, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2005 for the Phase II plan were $2.0 million. All employee reductions and related cash payments were substantially completed as of May 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of May 31, 2005, which are included in accrued compensation and benefits:

Severance and related benefits
Phase II provision for restructuring	$2,467
Cash payments	(2,038)
Adjustments to provision	(315)
Balance, May 31, 2005	$114

Fiscal 2004 Restructuring

In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severence and related benefits. The fiscal 2004 plan resulted in the reduction of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and adminstrative and sales and marketing, primarily in the United States. The Company expects the cash payments to be completed in fiscal 2006.

The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as May 31, 2005, which are included in accrued compensation and benefits:

Severance and related benefits
Balance, May 31, 2004	$57
Adjustments to provision	5
Balance, May 31, 2005	$62

Fiscal 2003 Restructuring

In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

revenue levels and incurred restructuring charges of $5.8 million, which included $4.7 million of severence and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the reduction of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. During fiscal 2005, the Company completed its obligations under the restructuring plan.

The following table sets forth the restructuring reserve activity related to the fiscal 2003 restructuring plan as May 31, 2005:

Severance and related benefits
Balance, May 31, 2004	$128
Cash payments	(29)
Adjustments to provision	(99)
Balance, May 31, 2005	$—

Fiscal 2002 Restructuring

In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. During fiscal 2003, the Company recorded an additional provision of $0.2 million associated with finalization of lease termination agreements. The plan resulted in the reduction of 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. The Company completed cash payments for severance related benefits in fiscal 2003 and facility closure related costs are expected to be paid in full during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan and the remaining balances as May 31, 2005, which are included in other accrued liabilities:

Facilities
Balance, May 31, 2004	$179
Cash payments	(152)
Adjustments to provision	3
Balance, May 31, 2005	$30

4.             Acquisitions

On June 2, 2005, the Company announced that it had entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all stock transaction. Refer to Note 18, Subsequent Events for additional information.

The following acquisitions were accounted for under the purchase method of accounting and accordingly, the assets and liabilities acquired were recorded at their estimated fair values at the effective date of the acquisition and the results of operations have been included in the Consolidated Statements of Operations since the acquisition date. In accordance with SFAS No. 142, “Goodwill and Other Intangible Assets” goodwill recorded as a result of the acquisition is subject to an annual impairment test and will not be amortized. These acquisitions are intended to enhance the Company’s focus on targeted vertical markets and to provide additional value-added products and services to its clients.

On October 15, 2003, the Company acquired all of the outstanding capital stock of Apexion Technologies, Inc. (“Apexion”) for $8.0 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $8.6 million was allocated to the following assets: $2.9 million to acquired technology, $0.2 million to a client list, $0.1 million to a non-compete clause and $5.4 million to goodwill. The amount of goodwill recognized is not tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

estimated useful lives of four, seven and two years, respectively. Terms of the initial agreement provide for additional cash payments ranging from zero to $2.0 million contingent upon the future performance of Apexion measured annually through November 30, 2005. Any contingent consideration earned is recorded as additional goodwill. As of May 31, 2005 no additional consideration had been earned or recorded under this agreement, and the remaining potential contingent consideration was $1.0 million. Apexion provided materials and equipment logistics solutions for the healthcare industry.

On September 30, 2003, the Company acquired all of the outstanding capital stock of Closedloop Solutions, Inc. (“Closedloop”) for $4.2 million in cash, net of cash acquired. The excess purchase price over the fair value of the net tangible assets acquired of $5.0 million was allocated to the following assets: $2.5 million to acquired technology, $0.5 million to a client list, $0.1 million to a non-compete clause and $1.9 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of four, seven and two years, respectively. Closedloop provided collaborative budgeting, planning and forecasting solutions using real-time, transactional functionality.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

September 30, 2003
Current assets	$927
Intangible assets	3,100
Goodwill	1,922
Total assets acquired	5,949
Total liabilities assumed	(1,709)
Net assets acquired	4,240
Less cash acquired	(85)
Net cash paid	$4,155

On July 24, 2003, the Company acquired all of the outstanding capital stock of Numbercraft Limited (“Numbercraft”) for $3.7 million in cash, net of cash acquired and $0.3 million in notes payable. The excess purchase price over the fair value of the net tangible assets acquired of $4.1 million was allocated to the following assets: $0.9 million to acquired technology, $0.6 million to a client list, $0.3 million to a non-compete clause and $2.3 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology, client list and non-compete clause are being amortized on a straight-line basis over their estimated useful lives of three, four and three years, respectively. Terms of the initial agreement provide for additional cash payments ranging from zero to $9.0 million contingent upon the future performance of Numbercraft measured periodically through 2007. Any contingent consideration earned is recorded as additional goodwill. During the fiscal years ended May 31, 2005 and May 31, 2004, $0.5 million and $1.1 million of additional consideration was earned and recorded as additional goodwill, respectively. This amount and certain elements of the initial purchase price have been included in notes payable to the former principals of Numbercraft. As of May 31, 2005, the remaining potential contingent consideration was approximately $5.9 million. Numbercraft provided solutions for retailers and consumer packaged goods companies that enable a quantitative understanding of consumer dynamics, product and offer performance, and client trends.

On June 28, 2002, Lawson Software Limited, a wholly owned subsidiary of Lawson Software, Inc. acquired certain assets of Armature Limited and Armature Group Limited (collectively, Armature) for approximately $8.1 million. These assets consist of all software applications, related trademarks, technologies, intangibles and certain fixed assets used in Armature’s business. The excess purchase price over the fair value of the net tangible assets acquired of $7.8 million was allocated to the following assets: $1.6 million to acquired technology, $1.8 million to a client list and $4.4 million to goodwill. The amount of goodwill recognized is tax deductible. The acquired technology and client list are being amortized on a straight-line basis over their estimated useful lives of five and ten years, respectively. Armature provided merchandising/category management and supply chain management solutions for retailers, consumer goods manufacturers and wholesalers. In connection with the acquisition of Armature, the Company accrued severance costs of $0.3 million for

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

one terminated employee. Such severance costs were fully paid as of May 31, 2003.

The following table presents the consolidated results of operations on an unaudited pro forma basis as if the acquisitions of Closedloop and Armature had taken place at the beginning of the periods presented. Fiscal 2005 includes a full year’s effect of the acquisitions:

	Year ended May 31,
	2004	2003

Total revenues	$364,243	$347,027
Net income (loss)	$7,230	$(8,020)
Net income (loss) per share – basic	$0.07	$(0.08)
Net income (loss) per share – diluted	$0.07	$(0.08)

5.             Purchase of Client Maintenance Contracts

On April 30, 2004, the Company acquired assets consisting of client maintenance contracts and client lists from Siemens Medical Solutions Health Services Corporation (“Siemens”) for $19.8 million in cash and $4.3 million in other consideration. Of the total purchase price, $22.9 million was allocated to the maintenance contracts and is being amortized over the remaining life of the contracts based on estimated periodic contractual revenue recognized. The purchase price allocated to the client list of $1.0 million is being amortized on a straight-line basis over 7 years. The remaining purchase price of $0.2 million in transitional support costs was charged to cost of services as the services were performed in 2004.

The asset purchase agreement was part of an overall restructuring of an existing partner agreement between the Company and Siemens. Under the asset purchase agreement, the Company has assumed responsibility for supporting clients using its software applications previously supported by Siemens. The asset purchase agreement did not qualify as a business combination under the criteria established in SFAS No. 141 “Business Combinations”.

6.             Financial Statement Components

Supplemental disclosures of non-cash investing and financing transactions:

	May 31,
	2005	2004	2003
Stock option exercises using common stock	$1,147	$70	$1,724
Notes payable issued in conjunction with acquisitions	863	2,399	—
Treasury stock exchanged for warrants	—	1,428	—
Assets acquired under capital leases	—	—	390
Assets acquired through settlement of receivables	—	2,657	—

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Cash paid for acquisitions during the years ended May 31, 2004 and 2003:

	May 31,
	2004	2003
Details of acquisitions:
Fair value of assets	$20,697	$8,140
Less liabilities assumed	(4,593)	(317)
Cash paid	16,104	7,823
Less cash acquired	(225)	—
Net cash paid for acquisitions	$15,879	$7,823

Fiscal 2005 Acquisition Related Costs

On June 2, 2005, the Company announced that it had entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all stock transaction. See Note 18 Subsequent Events for additional information. During fiscal 2005, the Company incurred approximately $4.5 million related to the potential combination. Approximately $3.7 million of these costs have been deferred as Other Assets on the Company’s Consolidated Balance Sheet as costs associated with the purchase price of Intentia. The Company has included the $3.7 million of directly related costs within cash flows from investing activities as cash paid in conjunction with acquisitions in the accompanying Consolidated Statements of Cash Flows for fiscal 2005.

Accounts Receivable, net

	May 31,
	2005	2004
Trade accounts receivable	$46,090	$70,869
Less: allowance for doubtful accounts	(3,183)	(5,633)
Accounts receivable, net	$42,907	$65,236

Rollforward of the allowance for doubtful accounts:

Balance, May 31, 2002	$8,243
Provision	423
Write-offs	(2,839)
Recoveries	197
Translation adjustment	416
Balance, May 31, 2003	6,440
Provision	3,317
Write-offs	(5,166)
Recoveries	741
Translation adjustment	301
Balance, May 31, 2004	5,633
Provision	1,141
Write-offs	(4,083)
Recoveries	475
Translation adjustment	17
Balance, May 31, 2005	$3,183

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Property and Equipment, Net

	May 31,
	2005	2004	Useful Lives
Equipment	$45,675	$43,660	1-5 years
Office furniture	11,252	11,182	5-7 years
Leasehold improvements	9,503	9,492	3-16 years
	66,430	64,334
Less accumulated depreciation and amortization	(52,856)	(47,099)
	$13,574	$17,235

Deferred Revenue and Client Deposits

	May 31,
	2005	2004
Services	$69,709	$75,615
License	8,146	9,175
Total deferred revenue and client deposits	77,855	84,790
Less current portion	(76,571)	(83,095)
Long-term portion of deferred revenue and client deposits	$1,284	$1,695

7.             Long-Term Debt

Long-term debt consists of:

	May 31,
	2005	2004
Note payable associated with Numbercraft acquisition, interest at variable rate due in installments payable in December 2005 and July 2006	$1,836	$2,399
Capital leases—payments annually through November 2004. As of May 31, 2004, future minimum lease payments were $243 excluding $7, representing interest	—	243
	1,836	2,642
Less current maturities	(1,836)	(1,652)
Total Long-term debt	$—	$990

8.             Common Stock

In June 2003, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of its common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means. No time limit was set for the completion of the program.  During fiscal 2004, a total of 4.9 million shares were repurchased for $40.0 million in cash and $0.1 million in non-cash transactions. During fiscal 2005, the Company completed the authorized stock purchase plan by purchasing 1.4 million shares for $10.0 million in cash.

Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased common shares are

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

recorded as treasury stock and result in a reduction of stockholders’ equity. The shares will be used for general corporate purposes.

9.             Shareholder Rights Plan

On July 26, 2004, the Company’s Board of Directors adopted a Shareholder Rights Plan in which preferred stock purchase rights were distributed as a non-taxable dividend at the rate of one Right for each share of Common Stock held as of the close of business on July 28, 2004. Each Right will entitle stockholders to buy one-one hundredth of a newly issued share of Series B Junior Participating Stock of the Company at an exercise price of $29.00. The Rights will be exercisable only if a person or group, other than an exempted person, acquires beneficial ownership of, or makes a tender for, 15 percent or more of the Company’s outstanding Common Stock.

If any person, other than an exempted person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock, each Right not owned by such person or certain related parties will entitle its holder to purchase at the Right’s then current exercise price shares of the Company’s Common Stock having a market value equal to twice the then current exercise price. In addition, if after a person becomes the beneficial owner of 15 percent or more of the Company’s outstanding Common Stock, the Company is involved in a merger or other business combination transaction with another person after which its Common Stock does not remain outstanding, or sells 50 percent or more of its assets or earning power to another person, each Right will entitle its holder to purchase at the Right’s then current exercise price shares of common stock of such other person having a market value equal to twice the then current exercise price.

The Company’s Board of Directors will be entitled to redeem the Rights at $0.01 per Right at any time prior to a person or group acquiring 15 percent or more of the Company’s Common Stock. Otherwise, the Rights will expire on
July 28, 2014.

On June 2, 2005, the Company announced a proposed business combination with Intentia International AB. See Note 18, Subsequent Events for additional information on the proposed business combination. The Company amended the Shareholder Rights Plan on June 2, 2005 so that the announced transactions with Intentia and its affiliates will be exempt and will not cause any distribution of Rights under the plan.

10.          Stock Option Plans

The Company’s 1996 Stock Incentive Plan reserves a total of 27.7 million shares of common stock for issuance of stock options to employees. In addition, the Company has also historically granted to employees individual stock options, which were not under a stock option plan. The total number of stock options outstanding outside the stock option plan were 0.5 million, 0.9 million and 1.4 million at May 31, 2005, 2004 and 2003, respectively. Option grants may be of incentive or non-qualified stock options for the purchase of shares of the Company’s common stock at exercise prices determined by the Company’s Board of Directors. Generally, options granted to employees vest over a four-year to six-year period and expire ten years after the date of grant. Prior to the initial public offering, the Company historically determined the exercise price of stock options granted by reference to the most recent independent valuation performed in conjunction with the Company’s ESOP. After the initial public offering, the Company determines the exercise price using the closing market value.

The 2001 Stock Incentive Plan provides for the granting of stock options, including incentive stock options and non-qualified stock options, restricted stock, performance awards and other stock-based awards. There were 35.0 million shares of the Company’s common stock reserved for issuance under the plan.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The following summarizes employee stock option activity under and outside of the plan:

			Weighted–
		Range of	Average
	Number	Exercise	Exercise
	of Shares	Price	Price
Outstanding, May 31, 2002	22,450	$0.54-$16.26	$2.22
Canceled	(1,355)	$1.87-$14.00	$3.34
Granted at fair market value	3,789	$3.99-$6.24	$5.26
Exercised	(4,181)	$0.59-$5.20	$1.66
Outstanding, May 31, 2003	20,703	$0.54-$16.26	$2.83
Canceled	(786)	$2.25-$14.00	$5.74
Granted at fair market value	4,078	$5.09-$9.77	$7.08
Exercised	(4,586)	$0.54-$8.10	$2.07
Outstanding, May 31, 2004	19,409	$0.54-$16.26	$3.77
Canceled	(1,782)	$2.25-$16.26	$6.54
Granted at fair market value	2,574	$5.72-$9.77	$6.17
Exercised	(3,229)	$0.54-$6.49	$2.37
Outstanding, May 31, 2005	16,972	$0.54-$16.26	$4.11

Stock options exercisable at May 31, 2005, 2004, and 2003 were 12.1 million, 12.4 million, and 13.6 million, respectively.

The following table summarizes fixed-price stock options outstanding at May 31, 2005:

	Options Outstanding			Options Exercisable
Range of Exercise Prices	Number of Shares Outstanding	Weighted- Average Remaining Contractual Life (Yrs)	Weighted- Average Exercise Price	Number of Shares Exercisable	Weighted- Average Exercise Price
$0.54 -$0.59	564	1.00	$0.55	564	$0.55
$1.23 - $1.87	142	2.41	$1.40	142	$1.40
$2.25 - $2.32	6,733	4.94	$2.26	6,420	$2.26
$2.97	1,810	5.92	$2.97	1,810	$2.97
$3.99 - $6.87	5,643	8.28	$5.79	2,358	$5.55
$7.08 - $9.77	2,038	8.46	$7.56	757	$7.52
$14.00	42	6.26	$14.00	38	$14.00
$0.54 - $14.00	16,972	6.43	$4.71	12,089	$3.28

There was no deferred compensation relating to stock options granted below fair market value in the years ended May 31, 2005, 2004, and 2003. Compensation expense recognized relating to stock options granted below fair market value in prior years was $0.3 million, $1.4 million, and $3.6 million during the years ended May 31, 2005, 2004, and 2003, respectively.

See Summary of Significant Accounting Policies in the Notes to Consolidated Financial Statements for the impact of stock based compensation on pro forma net income (loss) and net income (loss) per share.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted-average assumptions and results:

	2005	2004	2003
Dividend yield	—	—	—
Risk free interest rate	3.6%	3.6%	3.7%
Expected life	5 years	5 years	5 years
Expected volatility	56.0%	65.0%	75.0%
Estimated fair value of options granted per share	$3.17	$4.08	$3.34

11.          Stock Warrants Issued to Non-Employees

At May 31, 2005, the Company had one outstanding fully vested stock warrant. The warrant, issued in fiscal 2000 with a five-year life, expired July 18, 2005 and allowed the holder to purchase 1.0 million shares of the Company’s common stock at an exercise price of $4.64 per share. On July 18, 2005, the warrant issued was exercised on a net basis, resulting in the issuance of 0.1 million shares of common stock from treasury, which resulted in a $0.3 million reduction to additional paid-in capital in the first quarter of fiscal 2006.

In January 2004, a stock warrant issued in 2000, with a four-year life was exercised by its holder. The warrant allowed the holder to purchase 1.2 million shares of the Company’s common stock at an exercise price of $4.64. The warrant was exercised on a net basis, resulting in the issuance of 0.6 million shares of common stock from treasury, which resulted in a $1.4 million reduction to additional paid-in capital.

12.          Profit Sharing and 401(k) Retirement Plan

The Company has a defined contribution profit sharing plan, which conforms to IRS provisions for 401(k) plans. Employees are eligible to participate in the plan upon employment and are eligible for the Company match after completing one year of service. Participants may contribute up to 15% of their gross earnings to the plan. The Company matches 50% of the first 4% of employee contributions and may make additional contributions as determined by the Board of Directors. The Company recorded 401(k) matching contribution expense of approximately $2.2 million, $2.4 million, and $2.3 million for the years ended May 31, 2005, 2004, and 2003, respectively.

13.          Employee Stock Purchase Plan

In February 2001, the stockholders of the Company approved the 2001 Employee Stock Purchase Plan, which was effective as of the Company’s initial public offering. The purchase plan is intended to qualify as an employee stock purchase plan within the meaning of Section 423 of the Internal Revenue Code of 1986, as amended. The plan allows eligible employees to purchase common stock at a price equal to 85% of the lower of the fair market value of the common stock at the beginning or end of the offering period, which commences on each January 1st and July 1st. The plan will terminate when all of the shares reserved under the plan have been purchased or five years from the effective date unless the Board of Directors resolves to extend the purchase plan for one or more additional periods of five years each. There are 20.8 million shares of the Company’s common stock reserved for issuance under the plan, of which 18.1 million shares were available for issuance as of May 31, 2005. Shares issued under this plan were 0.7 million,
0.6 million, and 1.4 million shares in the years ended May 31, 2005, 2004, and 2003, respectively.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

14.          Income Taxes

The provision (benefit) for income taxes consists of the following components:

	Year Ended May 31,
	2005	2004	2003
Current:
Federal	$5,376	$9,552	$(3,968)
State	466	2,284	(219)
Foreign	57	—	—
	5,899	11,836	(4,187)
Deferred:
Federal	(3,050)	(4,604)	1,434
State	6	91	307
	(3,044)	(4,513)	1,741
	$2,855	$7,323	$(2,446)

A reconciliation of the expected federal income tax provision (benefit) at the statutory rate with the provision for income taxes is as follows:

	Year Ended May 31,
	2005	2004	2003
Taxes computed at statutory rate	35.0%	35.0%	(35.0)%
Valuation allowance	4.6	7.8	—
Foreign taxes	0.4	0.2	0.5
Non-deductible expenses	6.8	5.1	15.4
State taxes, net of federal benefit	3.8	3.9	(6.2)
Tax exempt income, including extraterritorial income exclusion	(9.7)	(4.9)	(13.8)
Tax credits	(5.7)	(1.5)	(2.9)
Other, net	—	2.2	3.0
	35.2%	47.8%	(39.0)%

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Temporary differences comprising net deferred tax assets are as follows:

	May 31,
	2005	2004
Current:
Allowance for doubtful accounts	$1,241	$2,197
Accrued compensation	3,326	7,981
Accrued liabilities and other	2,075	1,917
Deferred revenue	2,672	3,216
Total current	$9,314	$15,311

Noncurrent:
Depreciation and amortization	$(1,821)	$(3,735)
Stock-based compensation	5,481	5,980
Accrued liabilities and other	558	396
Deferred revenue	501	661
Deferred rent	707	678
Net operating loss carryforwards	35,410	29,051
Tax credit carryforwards	2,121	1,538
Subtotal	42,957	34,569
Valuation allowance	(21,572)	(22,225)
Total noncurrent	$21,385	$12,344

As of May 31, 2005, the Company had federal tax loss carryforwards of approximately $39.6 million representing a $13.8 million deferred tax asset. The federal tax loss carryforwards will expire in 2019 through 2025, if not utilized. There was no valuation allowance related to this deferred tax asset as of May 31, 2005.

As of May 31, 2005, the Company had state tax loss carryforwards of approximately $47.7 million representing a $1.9 million deferred tax asset. The state tax loss carryforwards will expire in 2005 through 2025, if not utilized. The Company had provided a partial valuation allowance of $1.1 million as of May 31, 2005, primarily related to certain acquired deferred income tax assets, due to the uncertainty in realization prior to expiration.

As of May 31, 2005, the Company had foreign tax loss carryforwards of approximately $65.4 million representing a $19.7 million deferred tax asset. The Company has provided a full valuation allowance related to these deferred tax assets due to the uncertainty in realization. The majority of the foreign tax loss carryforwards are available indefinitely.

As of May 31, 2005, the Company had other federal and state tax credit and carryforwards of approximately $3.7 million representing a $2.7 million deferred tax asset. The federal and state credits and carryforwards will expire in 2005 through 2025, if not utilized. The Company has provided a partial valuation allowance of $0.8 million as of May 31, 2005 due to the uncertainty in realization prior to expiration.

As of May 31, 2005 and May 31, 2004, the Consolidated Balance Sheets include net deferred tax assets in the amount of $30.7 million and $27.7 million, respectively. The Company’s methodology for determining the realizability of its deferred tax assets involves estimates of future taxable income from its core business, the estimated impact of future stock option deductions from outstanding stock options, and the expiration dates and amounts of net operating loss carryforwards and other tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions which management believes to be reasonable and consistent with current operating results.

Although the Company had cumulative pre-tax income for financial reporting purposes for the three years ended May 31, 2005, the Company did not pay any significant income taxes over that period because tax deductions from the exercise of stock options granted prior to the Company’s initial public offering generated tax operating losses for the years ended May 31, 2005, 2004 and 2003. In assessing the realizability of its deferred tax assets as of May 31, 2005, the Company

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

considered evidence regarding its ability to generate sufficient future taxable income to realize its deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past three years; the estimated impact of future tax deductions from the exercise of stock options outstanding as of May 31, 2005; and the estimated future taxable income based on historical operating results.

After giving consideration to these factors, the Company concluded that it was more likely than not that tax loss carryforwards and other tax credits that expire within the next ten years will not be utilized primarily due to the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2005. As a result, for the year ended May 31, 2005, the Company established a valuation allowance through the provision for income taxes of $0.4 million for certain deferred tax assets associated primarily with federal contribution carryforwards and state net operating loss carryforwards.  For the year ended May 31, 2004, the Company completed its assessment, and recorded a  valuation allowance through the provision for income taxes of $1.2 million for federal contribution carryforwards, tax credit carryforwards, and state net operating loss carryforwards.

The Company has established a full valuation allowance against its foreign tax operating losses, because it was determined that they are not likely to be realized. As of May 31, 2005, the Company had recorded an accumulated valuation allowance of $20.0 million against these losses.

The following summarizes the rollforward of the deferred tax asset valuation allowance:

Balance, May 31, 2002	$8,097
Provisions for valuation allowance:
Foreign	3,430
Balance, May 31, 2003	11,527
Provisions for valuation allowance:
Domestic	1,195
Foreign	9,503
Balance, May 31, 2004	22,225
Provisions for valuation allowance:
Domestic	364
Foreign	(1,017)
Balance, May 31, 2005	$21,572

The Company also concluded that it was more likely than not that the net deferred tax assets of $30.7 million as of May 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2005 would be utilized prior to expiring in greater than ten years. Based on this conclusion, the Company would require approximately $110.2 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $30.7 million as of May 31, 2005 as well as the estimated future tax deductions from the exercise of stock options outstanding as of May 31, 2005. Additionally, the Company determined that it is likely the net deferred tax assets will continue to increase for the next several years prior to utilization of the tax loss carryforwards and increase in excess of $20.6 million if the stock options outstanding as of May 31, 2005 are exercised.

In the event that the Company adjusts its estimates of future taxable income or tax deductions from the exercise of stock options; or the Company’s stock price increases significantly without a corresponding increase in taxable income, the Company may need to establish an additional valuation allowance, which could materially impact its financial position and results of operations.

The Company is subject to income tax audits by the IRS, and other tax authorities. These audits usually cover multiple years. Due to varying statutes of limitation for the commencement of an audit, it may be a number of years before a particular tax year is free from challenge. As an audit progresses, the Company assesses the likelihood of adverse outcomes resulting from these examinations to determine the adequacy of the provision for income taxes. The Company believes it has

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

adequately provided for any known adverse income tax audit adjustments.

At May 31, 2005, the Company had an outstanding receivable of $8.5 million from the IRS related to an operating loss carryback from May 31, 2003. In the first quarter of fiscal 2006, the Company received the $8.5 million refund plus interest of $0.4 million.

15.          Commitments and Contingencies

Employment Agreements

The Company has entered into various employment agreements with certain executives of the Company, which provide for severance payments subject to certain conditions and events.

Operating Leases

The Company rents office space and certain office equipment under operating leases. In addition to minimum lease payments, the office leases require payment of a proportionate share of real estate taxes and building operating expenses. Certain lease agreements include escalation clauses. The total amount of base rentals over the term of the Company’s leases is charged to expense on a straight line method, with the amount of the rental expense in excess of lease payments recorded as a deferred rent liability. Rent expense under operating leases was approximately $14.2 million, $14.4 million, and $16.1 million for the years ended May 31, 2005, 2004, and 2003, respectively.

                Future minimum lease payments are summarized as follows:

2006	$8,348
2007	7,831
2008	7,993
2009	7,963
2010	7,784
Thereafter	33,215
Total minimum lease payments	$73,134

Indemnification and Guarantee Agreements

The Company licenses its software products to customers under end user license agreements and to certain resellers or other business partners under business partner agreements. These agreements generally include certain provisions for indemnifying the customer or business partner against losses, expenses and liabilities from damages that may be awarded against them if our software, or the third-party-owned software the Company resells, is found to infringe a patent, copyright, trademark or other proprietary right of a third-party. These agreements generally limit the Company’s indemnification obligations based on industry-standards and geographical parameters, and give the Company the right to replace an infringing product. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company believes its internal development processes and other practices limit its exposure under these indemnification provisions. In addition, the invention and nondisclosure agreements signed by the Company’s employees, assign to it various intellectual property rights. The Company has never incurred costs payable to a customer or business partner to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2005.

The Company enters into services agreements with customers for the implementation of its software. The Company also may subcontract those services to its business partners. From time to time, the Company includes in those services agreements, certain provisions for indemnifying the customer against losses, expenses and liabilities from those services,

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

including, for example, personal injury or tangible property damage. Lease agreements and other contracts with the Company’s vendors may also impose similar indemnification obligations on the Company for personal injury, tangible property damage or other claims. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is unlimited; however, the Company has general liability and umbrella insurance policies that enable it to recover a portion of certain amounts paid. The Company has never incurred costs payable to a customer to defend lawsuits or settle claims related to these indemnification agreements. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2005.

The Company has arrangements with certain vendors whereby it guarantees the expenses incurred by certain of its employees. The term is from execution of the arrangement until cancellation and payment of any outstanding amounts. Unless otherwise limited in the contract, the Company would be required to pay any unsettled employee expenses upon notification from the vendor. The maximum potential amount of future payments the Company could be required to make under these indemnification agreements is not significant. As a result, management believes the estimated fair value of these agreements is minimal. Accordingly, there are no liabilities recorded for these agreements as of May 31, 2005.

When a customer purchases support for the Company’s software products, the Company generally warrants that those products then eligible for support will operate materially and substantially as described in the documentation that is provided with that software. The Company also generally warrants that its services will be provided by trained personnel and in a professional manner using commercially reasonable efforts. If necessary, the Company provides for the estimated cost of product and service warranties based on specific warranty claims and claim history.

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

Contingent Consideration Agreements

At May 31, 2005, the Company has outstanding contingent consideration agreements related to acquisitions ranging from zero to $6.9 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. As of May 31, 2005, the remaining potential contingent consideration amounts related to the Apexion and Numbercraft acquisitions were $1.0 million and $5.9 million, respectively.  Contingent consideration earned is paid in cash and recorded as additional goodwill. The Company has summarized activity related to contingent consideration agreements, since inception in the agreement table below:

Acquisition	Through	Initial Potential Contingent Consideration	Earned	Expired	Remaining Potential Contingent Consideration
Apexion	November, 2005	$2,000	$—	$1,000	$1,000
Numbercraft	May, 2007	9,050	1,562	1,638	5,850
Keyola	May, 2005	3,000	—	3,000	—
Total		$14,050	$1,562	$5,638	$6,850

Other Commitments

In February 2004, the Company entered into an offshore agreement with a third-party to provide software maintenance services. If the Company terminates the agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges, estimated to be approximately $1.6 million.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

Management is of the opinion that the agreement will not be terminated within the twenty-four month period.

IBM Agreement

On May 9, 2005, the Company and International Business Machines Corporation (“IBM”) entered into a Master Relationship Agreement (“MRA”) and OEM Software Agreement, both of which took effect on June 1, 2005. Under these agreements, the Company will standardize its business applications portfolio on IBM’s open standards-based software and hardware, and the companies will jointly market these software solutions. Total commitments under these agreements are in excess of $6 million over a 3-year term.  The MRA governs the joint marketing activities and has a three-year term.

Under the OEM Software Agreement, the Company plans to bundle and distribute WebSphere® and other IBM software products with all of the Company’s business application products that are designed to operate with these IBM programs. The Company may sublicense these IBM programs to its current clients in consideration of a sublicense fee payable to IBM.   In consideration of software support provided by IBM for these IBM programs, the Company has agreed to pay IBM a portion of support fees paid by its clients. If the Company merges with or acquires the capital stock or assets of another entity, the Company may include that entity’s products under the OEM Software Agreement under terms to be negotiated between the Company and IBM. The OEM Software Agreement has an initial term of three years and may be extended by the Company for two additional one-year terms. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.

Hackett Group Agreement

On May 9, 2005, the Company and Answerthink, Inc. (“Answerthink”), The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”). The Agreement identifies joint programs in which Hackett will provide the Company and its clients and prospects with, among other things, access to Hackett benchmark tools, best practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005 and continues until May 31, 2008 unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs.

Under the Agreement, the Company has contractually committed to pay Hackett $1.6 million. As of May 31, 2005, $1.1  million has been recorded as other accrued liabilities and $0.5  million as other long term liabilities in the Consolidated Balance Sheet. The Company will pay Hackett additional fees when sales volumes meet established criteria throughout the term of the contract and will pay an additional $0.5 million in fiscal 2007 if the Company elects to participate in specified program initiatives.

16.          Segment and Geographic Areas

The Company views its operations and manages its business as one reportable segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance. The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France and the Netherlands.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The following table presents revenues and long-lived assets summarized by geographic region:

	Year Ended May 31,
	2005	2004	2003
Revenues:
Domestic operations	$317,937	$340,318	$322,986
International operations	17,247	23,265	21,332
Consolidated	$335,184	$363,583	$344,318

	May 31,
	2005	2004
Long-lived assets:
Domestic operations	$73,925	$84,482
International operations	14,995	16,562
Consolidated	$88,920	$101,044

The following table presents revenues for license fees, maintenance and consulting services:

	Year Ended May 31,
	2005	2004	2003
Components of revenues:
License fees	$57,743	$92,338	$77,614
Services:
Consulting	106,718	116,307	124,059
Maintenance	170,723	154,938	142,645
Total services	277,441	271,245	266,704
Total revenues	$335,184	$363,583	$344,318

17.          Related Parties

The Company has utilized the marketing and consulting services of one of the Company’s former directors and of that director’s firm in prior fiscal years. No fees were paid to the director nor the director’s firm during the years ended May 31, 2005 and 2004. Total fees paid to the director and the director’s firm were $0.1 million for the year ended May 31, 2003. The Company also purchased software from a company of which this individual is also a director. The software purchase and services totaled $0.2 million for the year ended May 31, 2003. This individual resigned as director of the Company on May 19, 2003 and has provided limited consulting services to the Company since that time.

18.          Subsequent Events

Acquisition of Intentia International AB

On June 2, 2005, the Company entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. The Company and Intentia will effect their business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in exchange for shares of the Company common stock. Under the Offer, the Company would issue approximately 82 million shares of its common stock, with an aggregate transaction value of approximately USD 480 million, based on the closing price of the Company’s common stock on May 31, 2005. The Offer is expected to result in the Company’s stockholders owning approximately 56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent, based on the Company’s capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method. The transaction is expected to be completed in the second or third quarter of fiscal 2006. Completion of the transaction is dependent upon, among other things, shareholder, regulatory and public authority approvals.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. The Company intends to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date. The Company has incurred approximately $4.5 million of costs related to the acquisition, of which $3.7 million has been capitalized as directly related to the transaction and eligible for inclusion as part of the purchase price.

Changes in Leadership

On June 14, 2005, John J. Coughlan, the Company’s President, Chief Executive Officer and Director resigned from this current position.  Effective June 14, 2005, Harry Debes was appointed the new President, Chief Executive Officer and Director of the Company. On June 28, 2005, Richard Kreysar resigned as a member of the board of directors and audit committee, for personal reasons.

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant. This change resulted in recognizing $0.1  million in compensation expense in first quarter of fiscal 2006 due to the fact that these options were “in-the-money” at the time they were immediately vested.

Effective on June 1, 2005, the Company amended the stock options compensation that have an exercise price per share greater than or equal to $5.95 (the closing price on Nasdaq on June 1, 2005) and that are held by each officer who is currently subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination of employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share less than $5.95 were not amended. This change resulted in no impact to the Consolidated Statements of Operations in the first quarter of fiscal 2006.

LAWSON SOFTWARE, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (Continued)

(in thousands, except share and per share data)

19.          Supplemental Quarterly Financial Information (Unaudited):

Summarized quarterly supplemental consolidated financial information for fiscal 2005 and 2004 are as follows:

	Quarter Ended
	August 31	November 30	February 28	May 31
Fiscal 2005
Total revenues	$82,685	$82,999	$82,714	$86,786
Gross profit	43,854	43,047	46,222	51,477
Restructuring	(75)	5,465	(153)	(209)
(Loss) income before income taxes	(666)	(5,053)	3,721	10,115
Net (loss) income	(417)	(3,020)	2,760	5,939
Net (loss) income per share:
Basic	$0.00	$(0.03)	$0.03	$0.06
Diluted	0.00	(0.03)	0.03	0.06

Fiscal 2004
Total revenues	$88,002	$84,265	$91,606	$99,710
Gross profit	51,810	46,546	53,437	59,543
Restructuring	(40)	2,250	—	—
Income (loss) before income taxes	5,311	(2,105)	4,225	7,883
Net income (loss)	3,240	(1,284)	2,577	3,458
Net income (loss) per share:
Basic	$0.03	$(0.01)	$0.03	$0.04
Diluted	0.03	(0.01)	0.02	0.03

No cash dividends have been declared or paid in any period presented.