Form 10-K/A
period 2005-05-31
LAWSON SOFTWARE INC
filed 2005-09-28
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 1 ON

FORM 10-K/A

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

DOCUMENTS INCORPORATED BY REFERENCE

None.

LAWSON SOFTWARE, INC.
Form 10-K/A
Index

EXPLANATORY NOTE

We are hereby filing this Amendment No. 1 to our Annual Report on Form 10-K for the fiscal year ended May 31, 2005 (the “Annual Report”), to provide certain information under Part III, Items 10 through 14, on our directors, officers and independent registered public accounting firm.  Since our 2005 Proxy Statement will be filed after September 28, 2005 as part of a Proxy Statement/Prospectus on Form S-4 in connection with the proposed combination with Intentia International AB, we are now providing the required information as part of this Amendment No. 1, which amends and replaces Part III of our Annual Report in its entirety.

PART III

Item 10. Directors and Executive Officers of the Registrant

The information concerning our officers required by this item is included in Part I of the Annual Report under the heading “Employees.”

Directors

Directors elected by our common stockholders serve a one-year term which will expire at our 2005 annual meeting of stockholders.  Our current directors elected by our common stockholders are as follows:

Harry Debes, age 54, has served as our president and chief executive officer and as a director since June 2005. From November 2003 until June 2005, Mr. Debes was president and chief executive officer of SPL Worldgroup, a leading provider of enterprise software to the electrical utility industry. From May 2001 until joining SPL Worldgroup, he was employed by JD Edwards & Co., an enterprise software company, where he served as senior vice president Americas until JD Edwards was acquired by Peoplesoft, Inc. in August 2003. From 1990 until May 2001, Mr. Debes was employed by GEAC Computers, an enterprise software company. While working for GEAC, Mr. Debes held a variety of positions, including managing director of GEAC Asia-Pacific and president of GEAC Enterprise Solutions for the Americas.

David J. Eskra, age 64, has been a member of the Board of Directors since October 2002.  Mr. Eskra is currently a private investor in technology companies.  Since 1995, Mr. Eskra has been a principal shareholder and director of Gomembers Inc., a provider of enterprise software solutions to member-based organizations.  Mr. Eskra was president, from 1992 to 1993, and a director, from 1992 to 1994, of Duplex Products, a business forms company sold to Reynolds & Reynolds in 1994. From 1979 to 1991, Mr. Eskra was President and Chief Executive Officer of Pansophic Systems, Inc., a provider of change management and data retrieval software, sold to Computer Associates International, Inc. in 1991.

David R. Hubers, age 62, has served as one of our directors since April 2001. From 1965 until his retirement in March 2001, Mr. Hubers was employed at American Express Financial Advisors Inc., a financial services company, serving most recently as its chairman and chief executive officer since 1993. Mr. Hubers is a director of BioScrip Inc., a pharmaceutical distribution company. In addition, he serves on the boards of a number of non-profit organizations.

Thomas G. Hudson, age 59, has served as one of our directors since June 2001.  From June 1996 until June 2005, Mr. Hudson served as president and chief executive officer of Computer Network Technology Corporation, a designer and manufacturer of high-speed computer networking equipment, software and services. He served as a director of Computer Network Technology Corporation from August 1996 until its merger with McDATA Corporation in June 2005, and has served as a director of McDATA Corporation since June 2005.  McDATA Corporation designs and manufactures multi-capable storage network solutions.  From May 1999 until June 2005, he served as chairman of Computer Network Technology Corporation.  From 1993 until June 1996, Mr. Hudson served as senior vice president of McGraw Hill Companies, a leading information service provider, serving as general manager of its F.W. Dodge division, and as senior vice president, corporate development. From 1968 until 1993, Mr. Hudson served in a number of management positions at IBM, serving most recently as vice president, services sector division. Mr. Hudson’s IBM career included varied product development, marketing and strategic responsibilities for IBM’s financial services customers and extensive international and large systems experience. Mr. Hudson has a computer engineering degree from Notre Dame University and an MBA-finance from NYU.  In 1990, Mr. Hudson attended Harvard’s Advanced Management Program.  Mr. Hudson also currently serves on the Board of Directors of Plato Learning, Inc., and was the former chairman of its board.

H. Richard Lawson, age 60, is one of our founders and has been one of our directors and an executive officer since our beginning in 1975. Mr. Lawson has served as the chairman of our Board of Directors since February 2001. From March 2000 until February 2001, Mr. Lawson was our chief executive officer. Prior to that time, Mr. Lawson served as our president and chief operating officer from October 1998 until March 2000 and our chairman from June 1996 until October 1998.

Michael A. Rocca, age 60, has served as one of our directors since February 2003. From 1994 until his retirement in October 2000, Mr. Rocca was Senior Vice President and Chief Financial Officer of Mallinckrodt Inc., a $2.7 billion manufacturer of specialty healthcare products. From 1966 to 1994 Mr. Rocca was employed by Honeywell Inc. where he held a number of positions serving as Vice President and Treasurer from 1992 to 1994 and Vice President Finance Honeywell Europe in Brussels, Belgium from 1990 to 1992. Mr. Rocca is a director of Ligand Pharmaceuticals, Inc., a biotech company that develops oncology drugs and morphine based pain medications, St. Jude Medical, a cardiovascular medical technology company, and Reliant Pharmaceuticals LLC, a privately-held cardiovascular pharmaceutical company.  Mr. Rocca is a 1966 graduate of the University of Iowa with a BBA degree in accounting.

Audit Committee

The Audit Committee of our Board of Directors consists of Messrs. Eskra, Hubers and Rocca.  Mr. Rocca is the chair. The Audit Committee is responsible for providing oversight of our financial functions, including financial reporting and external auditing (including appointment of the independent registered public accounting firm), our program to address ethical business practices and our system of financial controls. The Audit Committee operates under a written charter. All current members of the Audit Committee are independent as defined in the Nasdaq rules and as set forth in Section 10A(m)(3) of the Securities and Exchange Act of 1934, as amended.  Mr. Rocca qualifies as an “audit committee financial expert” under the rules of the Securities and Exchange Commission.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Exchange Act of 1934 requires our directors and specified officers and persons who own more than 10% of a registered class of our equity securities to file initial reports of ownership of those securities on Form 3 and reports of changes in ownership on Form 4 or Form 5 with the Securities and Exchange Commission. Specific due dates for these reports have been established by the Securities and Exchange Commission, and we are required to disclose any failure to timely file the required reports by these dates. Based solely on our review of the copies of these reports received by us or written representations from reporting persons, We believe that during the fiscal year ended May 31, 2005, all Section 16(a) filing requirements applicable to our officers, directors and greater-than-10% stockholders were complied with in a timely manner.

Code of Ethics

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

Item 11. Executive Compensation

Executive Compensation and Other Information

The following table sets forth information regarding executive compensation earned during the last three fiscal years with respect to our former chief executive officer and the other four most highly compensated executive officers for the fiscal year ended May 31, 2005, on an individual basis.  In addition, the table includes information on Sam Adams and Eric Morgan, two former executive officers, who resigned during the fiscal year ended May 31, 2005, but who would have otherwise qualified as one of the four most highly compensated executive officers.

Summary Compensation Table

		Annual Compensation			Long-Term Compensation
		(1)			Securities		All Other
Name and Principal Position	Fiscal Year	Salary		Bonus (2)	Underlying Options		Compensation (3)
H. Richard Lawson	2005	$380,000		$0	0		$3,633
Chairman of the Board	2004	380,000		0	0		8,034
	2003	380,000		0	0		0

John J. Coughlan (4)	2005	$462,789		$127,600	483,000	(5)	$3,000
President and Chief	2004	450,000		566,280	500,000		2,625
Executive Officer	2003	450,000		552,475	81,000		2,625

Robert Barbieri	2005	$310,687		$69,600	142,000		$4,100
Executive Vice President	2004	300,000		308,880	125,000		4,000
and Chief Financial and	2003	300,000		251,125	40,500		4,000
Performance Officer

Dean J. Hager	2005	$269,201		$72,200	175,000		$4,100
Executive Vice President	2004	260,000		219,049	80,000		4,000
and Chief Product Officer	2003	260,000		226,013	33,750		4,000

Brad Callahan (6)	2005	$128,106		$205,000	175,000		$0
Executive Vice President	2004	—		—	—		—
	2003	—		—	—		—

Eric Morgan (7)	2005	$458,034	(7)	$0	0		$4,100
Executive Vice President	2004	260,000		272,922	80,000		4,000
	2003	260,000		226,013	33,750		4,000

Samuel H. Adams (7)	2005	$388,421	(7)	$0	0		$1,367
Senior Vice President	2004	217,500		167,696	72,500		2,108
	2003	213,125		190,981	31,500		1,750

(1)          With respect to each of the named executive officers, the aggregate amount of perquisites and other personal benefits, securities or property received was less than either $50,000 or 10% of the total annual salary and bonus reported for such named executive officer.

(2)          Represents incentive and bonus payments earned in each of the respective fiscal years but paid in part following the end of each such respective fiscal year.

(3)          All other compensation consists of discretionary matching contributions to our 401(k) plan on behalf of each named executive officer, or certain other taxable benefits.

(4)          Mr. Coughlan resigned as executive officer effective June 10, 2005.

(5)          Of the 483,000 stock options granted during fiscal 2005, 435,000 stock options expired on June 30, 2005 when Mr. Coughlan resigned as a full time employee of Lawson.

(6)          Mr. Callahan joined the company as an executive officer on November 1, 2004.

(7)          Messrs. Adams and Morgan resigned as executive officers effective September 10, 2004.  The salary column for fiscal 2005 includes salary and severance.

For the fiscal year ended May 31, 2005, our executive officers (10 individuals) received an aggregate of $3,809,529 in compensation for their services, as well as stock option grants for 1,387,400 shares of our common stock.  Certain executive officers have employment and severance arrangements described under “Employment Agreements—Agreements with Certain Executives and Directors.”

Stock Option Grants in Last Fiscal Year

The following table sets forth the stock options granted to our named executive officers during the fiscal year ended May 31, 2005:

		Number of Securities Underlying Options Granted	% of Total Options Granted to Employees in Fiscal	Exercise Price	Expiration		Potential Realizable Value at Assumed Annual Rates of Stock Price Appreciation for Option Term
Name	Grant Date	(#)	Year	($/Share)	Date		5%		10%

H. Richard Lawson	—	—	—	$—	—		—		—

John H. Coughlan	10/05/2004	288,000	11.2%	5.84	10/05/2014		$1,056,960	(1)	$2,681,286	(1)
	1/17/2005	195,000	7.6	6.71	1/17/2015	(2)	822,900	(2)	2,084,550	(2)

Robert G. Barbieri	10/05/2004	90,000	3.5	5.84	10/05/2014		330,300		837,900
	1/17/2005	52,000	2.0	6.71	1/17/2015		219,440		555,880

Brad Callahan	11/01/2004	125,000	4.9	5.72	11/01/2014		450,000		1,140,000
	1/17/2005	50,000	2.0	6.71	1/17/2015		211,000		534,500

Dean J. Hager	10/05/2004	115,000	4.5	5.84	10/05/2014		422,050		1,070,650
	1/17/2005	60,000	2.3	6.71	1/17/2015		253,200		641,400

Samuel H. Adams (3)	—	—	—	—	—		—		—

Eric C. Morgan (3)	—	—	—	—	—		—		—

(1)          The potential realizable value shown in the table is as of May 31, 2005.  Mr. Coughlan resigned as a full time employee on June 30, 2005.  Of the 288,000 options granted on October 5, 2004, 48,000 were vested as of June 30, 2005.  The 240,000 options that were not vested as of June 30, 2005 expired as of that date.  Accordingly, the potential realizable value over the option term at the assumed annual rates of appreciation would be $176,160 for the 48,000 options at 5% per year and $446,880 for the 48,000 options at 10% per year.  The 240,000 options that expired on June 30, 2005 will have no potential realizable value after that date.

(2)          The 195,000 options granted on January 17, 2005 were not vested as of June 30, 2005.  Accordingly, the 195,000 options were terminated as of June 30, 2005 (Mr. Coughlan’s full time employment termination date) and will have no potential realizable value after that date.

(3)          Messrs. Adams and Morgan resigned as executive officers effective September 10, 2004.

The options shown in the above table were granted at an exercise price equal to the fair market value of our common stock on the date of grant (based on the previous day’s closing price) and will expire 10 years from the date of grant, unless earlier terminated. Options granted to the named executive officers in October and November 2004 generally vest monthly over four years, subject to acceleration upon certain events.  Options granted to the named executive officers in January 2005 vest on January 11, 2011, subject to acceleration upon certain events.   During fiscal 2005, we granted options to purchase a total of 2,564,100 shares of common stock to our employees who received stock options.

Potential realizable values are calculated by:

•                                          Multiplying the number of shares of common stock subject to a given option by the market price on the date of the grant;

•                                          Assuming that the amount derived from that calculation compounds at the annual 5% or 10% rates shown in the table for the entire ten-year term of the option; and

•                                          Subtracting from that result the total option exercise price.

The 5% and 10% assumed annual rates of stock price appreciation are required by the rules of the Securities and Exchange Commission and do not reflect our estimate or projection of future common stock prices. As of May 31, 2005, the closing price of our common stock was $5.92 per share.

Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values

The following table sets forth the number and value of options exercised by our named executive officers during the fiscal year ended May 31, 2005, as well as the number and value of securities underlying unexercised options held as of May 31, 2005.

Aggregated Option Exercises in Fiscal Year Ended May 31, 2005 and Fiscal Year-End Option Values
	Number of Shares	Value	Numbers of Shares Underlying Unexercised Options at Year-End		Value of Unexercised In-the Money Options at Year-End (1)
Name	Acquired	Realized	Exercisable	Unexercisable	Exercisable	Unexercisable
H. Richard Lawson	—	$—	—	—	$—	$—
John H. Coughlan	—	—	2,403,681	737,147	7,671,436	37,905
Robert G. Barbieri	—	—	902,719	417,291	2,780,883	764,070
Brad Callahan	—	—	31,250	143,750	6,250	18,750
Dean J. Hager	—	—	524,572	239,851	1,504,202	115,272
Samuel H. Adams (2)	184,023	750,373	—	—	—	—
Eric C. Morgan (2)	609,342	2,495,804	—	—	—	—

(1)          The value of the unexercised options is determined by multiplying the number of shares underlying the options by the difference between the exercise price of the options and the fair market value of our common stock of $5.92 per share as of May 31, 2005.

(2)          Messrs. Adams and Morgan resigned as employees effective January 4, 2005.  Because of their resignation as employees, all stock options held by Messrs. Adams and Morgan would have expired 90 days later (on April 5, 2005) if not previously exercised.

Compensation of Directors

For the fiscal year ended May 31, 2005, our non-employee directors, each received an annual director fee of $25,000, plus $1,000 for participating at each meeting of the Board or a committee, excluding regularly scheduled quarterly meetings.  In addition, the chair of the Audit Committee received an annual fee of $12,000 and each of the chairs of the Compensation Committee and Corporate Governance Committee received an annual fee of $10,000.  In the fiscal year ended May 31, 2005, we also paid Mr. Rocca a $10,000 stipend for additional services incurred as Audit Committee chair during that year.  Our directors also received reimbursement of Board-related expenses.  We provide to each of our directors personal umbrella liability insurance coverage at an annual premium cost to us of approximately $2,672 per director. We also permit non-employee directors to participate in our 2001 and 1996 Stock Incentive Plans, as described below, to the extent authorized by the Board of Directors. For the fiscal year ended May 31, 2005, the non-employee directors received an initial stock option grant to purchase 40,000 shares of common stock when they were first elected or appointed to the Board and an annual stock option grant to purchase 10,000 shares, in each case at an exercise price equal to the fair market value of our common stock on the date of the grant. These stock options are immediately exercisable and generally expire on the earlier of two years after resignation as a director or 10 years after the grant date.

For the fiscal year ended May 31, 2005, our non-employee directors received an aggregate of $268,500 in fees, reimbursements and benefits and stock option grants for 50,000 shares of our common stock, in connection with their service on our Board of Directors.

Effective on June 1, 2005, we amended the stock options held by each of our non-employee directors to: (1) eliminate our call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or the expiration date of the option.

Agreements with Certain Executives and Directors

On February 15, 2001, we entered into an employment agreement with Robert G. Barbieri, which established his initial compensation level and eligibility for salary increases, bonuses, benefits and option grants under our stock option plans.  The agreement may be terminated either by us or Mr. Barbieri at any time, with or without cause.  If we terminate Mr. Barbieri’s employment without cause or if he terminates his employment for good reason, as defined in the agreement, we are responsible for paying Mr. Barbieri executive severance benefits equal to 100% of his annual base salary and target annual incentive compensation at the time of termination and honoring obligations under certain benefit and option plans as provided in the agreement.  The agreement also contains a provision restricting Mr. Barbieri’s ability to compete with us for a period of one year following termination of employment under certain circumstances, if the severance benefits are paid.

On June 2, 2005, John J. Coughlan and we announced that he intended to resign from his positions as President, Chief Executive Officer and Director of Lawson.  We entered into a Separation and Non-Compete Agreement and Mutual Release, dated as of June 2, 2005 (the “Separation Agreement”) with Mr. Coughlan.  Under the Separation Agreement, Mr. Coughlan resigned from those positions on June 10, 2005.   Mr. Coughlan received a bonus of $127,600 for the fiscal year ended May 31, 2005 in accordance with the terms of our executive bonus plan.  Mr. Coughlan remained a full-time employee through June 30, 2005, and will continue as a part-time employee for up to two years after that date with a salary of $1,000 per month.  Mr. Coughlan received a severance payment of $1 million, representing one times his annual base salary and annual target bonus.  At the end of his full-time employment on June 30, 2005, Mr. Coughlan agreed to certain noncompetition and nonsolicitation restrictions for 12 months, and certain releases.   As a result of the negotiations with Mr. Coughlan that led to his change in status from full-time to part-time employee and the other arrangements in the Separation Agreement, the Separation Agreement has been determined to act as a deemed modification of 2.2 million vested and outstanding stock options previously granted to Mr. Coughlan in prior years.  Due to this deemed modification, we recorded a $6.3 million non-cash charge in the first quarter of fiscal 2006 as a result of the applicable accounting rules, reflecting the difference between the closing price of our common stock on June 2, 2005 ($5.26) and the exercise price for Mr. Coughlan’s vested and outstanding stock options granted in 1999, 2000, 2002 and 2004.  We did not grant any new stock options to Mr. Coughlan in connection with the Separation Agreement, and Mr. Coughlan did not receive any cash payments from us in connection with the $6.3 million non-cash charge.

In a separate action by the our Board of Directors, on June 1, 2005,  all outstanding stock options held by all executive officers of Lawson, including Mr. Coughlan, which had an exercise price that was greater than $5.95 per share (the closing price for Lawson’s common stock on June 1, 2005), were amended to cease vesting after termination of full-time employment and extend the exercise period to two years from the end of each officer’s full-time employment.

On June 2, 2005, we entered into an employment agreement with Harry Debes, which established his initial compensation level and eligibility for salary increases, bonuses, benefits and stock awards under our equity plans.  The agreement also includes two guaranteed incentive payments of $150,000 each for the respective periods ending November 30, 2005 and May 31, 2006.  The agreement may be terminated either by us or Mr. Debes at any time, with or without cause.  If we terminate Mr. Debes’ employment without cause or if he terminates his employment for good reason or for certain other circumstances described in the agreement, we are responsible for paying Mr. Debes executive severance benefits equal to 100% of his annual base salary and target annual incentive compensation at the time of termination and honoring obligations under certain benefit and equity plans as provided in the agreement.  We would also pay Mr. Debes those severance benefits if he elected to terminate his employment because the proposed acquisition of Intentia International AB had not closed by May 31, 2006.  We would also pay the amount of any excise tax under Section 280G of the Internal Revenue Code.  If that termination occurs during the fiscal year ending May 31, 2006, we would also be responsible for paying any unpaid guaranteed incentive payments for that fiscal year.  The agreement contains a provision restricting Mr. Debes’ ability to compete with us for a period of one year following termination of employment under certain circumstances, if the severance benefits are paid.

If an executive officer is terminated other than for cause, it has been our past practice to provide a severance benefit equal to the executive officer’s annual base salary at the time of termination.  This severance benefit is not available for executive officers with employment agreements.

On January 17, 2005, we adopted the Executive Change in Control Severance Pay Plan for Tier 1 Executives, known as the “Tier 1 Plan.”  The Tier 1 Plan applies to each of our executive officers who are based in the United States and who report to our chief executive officer.  Under the Tier 1 Plan, if within two years after a “Change in Control” of Lawson (as defined in the Tier 1 Plan”), a Tier 1 executive is terminated (other than for cause) or leaves Lawson for good reason, then:  (a) we would pay the Tier 1 Executive two times annual base salary and two times the yearly average earned or target incentive compensation (depending on the person’s years of service as described in the Tier 1 Plan), plus certain benefits, (b) we would pay the amount of any excise tax under Section 280G of the Internal Revenue Code and (c) to be eligible to receive those payments, the Tier 1 executive must sign the general release, noncompete and other restrictive covenants contained in Exhibit A to the Tier 1 Plan.  Any payments to a Tier 1 executive under the Tier 1 Plan would be reduced by the amount of any other severance payments otherwise payable to that person under any other employment or severance agreement.

Before we adopted the Tier 1 Plan in January 2005, we entered into separate change of control agreements with Dean J. Hager, Brad Callahan and certain other executive officers, which provide compensation and benefit arrangements in the event employment is terminated as a result of a change in control of Lawson, as defined in the agreements.  The agreements provide a severance benefit equal to the executive’s current annual base salary, outplacement service and payment of certain other benefits.

Compensation Committee

The Compensation Committee of the Board of Directors consists of Messrs. Hubers and Hudson. Mr. Hubers is the chair. The Compensation Committee makes recommendations to the Board of Directors concerning executive compensation, stock option programs and administers our equity-based benefit plans. The Compensation Committee operates under a written charter.

Compensation Committee Interlocks and Insider Participation

Messrs. Hubers and Hudson are not executive officers of any entities for which any executive officer of Lawson serves as a director or a member of the compensation committee, nor have they ever been officers or employees of Lawson.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Securities Authorized for Issuance Under Equity Compensation Plans

The following table provides information as of May 31, 2005 with respect to the shares of our common stock that may be issued under our existing equity compensation plans.

	A	B	C
Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining for Future Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column A)
Equity Compensation Plans Approved by Stockholders	17,041,495	$4.71	51,001,824
Equity Compensation Plans Not Approved by Stockholders	1,040,250	4.64	—
Total	18,081,754	4.71	51,001,824

(1)          Includes: (a) 6,005,041 shares remaining for future awards under the 1996 Stock Incentive Plan; (b) 26,893,388 shares remaining for future awards under the 2001 Stock Incentive Plan, provided that the total awards under that plan during any fiscal year may not exceed the lower of 5,000,000 shares or 5% of our outstanding common stock and (c) 18,103,395 shares remaining for future issuance under the 2001 Employee Stock Purchase Plan.

(2)          Includes 1,040,250 shares issuable upon exercise of a five-year warrant granted to a customer in July 2000.  On July 18, 2005, that customer exercised the warrant in full on a net share issuance basis, and upon exercise we issued 144,208 shares to that customer.

Security Ownership of Principal Stockholders

The following table sets forth information concerning beneficial ownership of our common stock by persons who are known by us to own more than 5% of our common stock outstanding as of July 15, 2005 (except as noted below). Except as otherwise noted, the named holders have sole voting and investment power with respect to those shares shown as beneficially owned by them.

Title of Class		Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership	Percent of Class
Common Stock		John J. Cerullo (1) c/o Cerullo Family Limited Partnership 590 Park Street, #6 Capitol Professional Building St. Paul, MN 55103	18,810,000	18.65
Common Stock		H. Richard Lawson (2) c/o Lawson Software, Inc. 380 St. Peter Street St. Paul, MN 55102-1302	14,386,375	14.26
Common Stock		TA Associates, Inc. (3) 125 High Street Suite 2500 Boston, MA 02110	5,247,238	5.20
Common Stock		Intentia International AB (4) Vendevagen 89, Box 596 SE-182 15 Danderyd, Sweden	34,967,320	34.67
Common Stock	.	Ronald Gutfleish (5) c/o Elm Ridge Capital Management, LLC 747 Third Avenue, 33rd Floor New York, NY 10017	5,301,400	5.26

(1)          We have relied upon the information supplied by John J. Cerullo, and Geraldine F. Cerullo in a Form 4 furnished to the Securities and Exchange Commission as of August 12, 2004.  Of the shares reported, 14,400,000 shares are held by the Cerullo Family Ltd. Partnership and 4,410,000 shares are held by JGC Investments Limited Partnership.  The 18,810,000 shares are beneficially owned by John J. Cerullo and Geraldine F. Cerullo.

(2)          We have relied upon the information supplied by H. Richard Lawson, Patricia Lawson and the Lawson Family Investment Company, Ltd. in a Schedule 13D/A furnished to the Securities and Exchange Commission as of May 10, 2005.  The 14,386,375 shares are beneficially owned by H. Richard Lawson and Patricia Lawson.  They share dispositive power with Lawson Family Investment Company, Ltd. over 12,764,590 of the shares, and hold 1,589,571 of the shares as tenants in common.  H. Richard Lawson holds 32,214 of the shares in the Lawson 401(k) plan.

(3)          We have relied upon the information supplied by affiliates of TA Associates, Inc. in a Schedule 13G furnished to the Securities and Exchange Commission as of February 2, 2005. Of the shares reported, (a) TA IX L.P. has sole voting and investment power with respect to 4,105,817 shares, (b) TA/Atlantic and Pacific IV L.P. has sole voting and investment power with respect to 1,026,457 shares, (c) TA Investors LLC has sole voting and investment power with respect to 82,114 shares and (d) TA Executives Fund LLC has sole voting and investment power with respect to 32,850 shares.

(4)          We have relied upon the information supplied by Intentia International AB in a Schedule 13D furnished to the Securities and Exchange Commission as of June 10, 2005.  Intentia International AB is deemed to be the beneficial owner of the shares reported pursuant to irrevocable undertakings between Intentia International AB and certain of our stockholders entered into in connection with the proposed acquisition of Intentia International AB.  Intentia International AB disclaims beneficial ownership of any of the shares.

(5)          We have relied upon the information supplied by Ronald Gutfleish in a Schedule 13G furnished to the Securities and Exchange Commission as of June 27, 2005.  Ronald Gutfleish is the managing member of Elm Ridge Capital Management, LLC, which in turn manages one or more private investment funds that hold the shares.  Ronald Gutfleish shares voting and investment power over the shares with the investment funds.

Security Ownership of Directors, Director Nominees and Executive Officers

The following table sets forth the number of shares of our common stock beneficially owned at July 15, 2005 (except as noted below), as well as certain pro forma information regarding the beneficial ownership of our common stock, by each of our directors, each director nominee and each of our executive officers named in the Summary Compensation Table included in this Annual Report under the caption “Executive Compensation and Other Information” above, and all of our directors, director nominees and executive officers as a group.

Beneficial ownership is determined in accordance with the rules of the Securities and Exchange Commission, and includes generally voting power and/or investment power with respect to securities. Shares of common stock subject to options currently exercisable or exercisable within 60 days after July 15, 2005 are deemed outstanding for purposes of computing the percentage beneficially owned by the person holding such options but are not deemed outstanding for purposes of computing the percentage beneficially owned by any other person. Unless otherwise indicated, the individuals listed in the table have sole voting and investment power with respect to the shares shown as beneficially owned by them. The principal address of each of the stockholders below is c/o Lawson Software, Inc., 380 Saint Peter Street, St. Paul, Minnesota 55102-1302.

Name and Address of Beneficial Owner	Number of Shares Held	Options Exercisable Within 60 Days	Total	% of Outstanding Shares
H. Richard Lawson (1)	14,386,375	0	14,386,375	14.3%
Harry Debes (2)	110,000	0	110,000	*
Robert G. Barbieri	8,860	1,132,064	1,140,924	1.1
Dean J. Hager	12,148	571,376	583,524	*
Brad Callahan	0	31,250	31,250	*
David J. Eskra	0	60,000	60,000	*
David R. Hubers	47,740	42,260	90,000	*
Thomas G. Hudson	13,870	56,130	70,000	*
Michael A. Rocca	5,000	60,000	65,000	*
All directors, director nominees and executive officers as a group (12 persons)	14,595,269	2,746,345	17,341,614	16.7%

*                 Represents less than 1% of the total shares outstanding.

(1)          14,386,375 shares are beneficially owned by H. Richard Lawson and Patricia Lawson.  They share dispositive power with Lawson Family Investment Company, Ltd. over 12,764,590 of the shares, and hold 1,589,571 of the shares as tenants in common.  H. Richard Lawson holds 32,214 of the shares in our 401(k) plan.

(2)          Includes 100,000 restricted shares under our 1996 Stock Incentive Plan.

Item 13. Certain Relationships and Related Transactions

None.

Item 14. Principal Accounting Fees and Services

Fees Paid to Independent Registered Public Accounting Firm

The following is a summary of fees billed by PricewaterhouseCoopers LLP for audit and other professional services during the fiscal years ended May 31, 2005 and 2004:

	2005	2004
Audit Fees:
Consists of fees incurred for the audit of our consolidated financial statements for such year, Section 404 attest services for fiscal 2005, review of our interim financial statements and acquisition matters	$1,419,858	$592,050
Audit Related:
Consists of fees incurred for audits of acquired companies, due diligence services pertaining to potential business acquisitions and employee benefit plan audits	1,384,608	72,594
Tax:
Consists of fees incurred for tax advisory services, including compliance and planning	7,987	5,098
All Other:
Consists of fees incurred for a subscription to an accounting and reporting library	1,500	1,400

Total All Fees	$2,813,953	$671,142

The Audit Committee, after a review and discussion with PricewaterhouseCoopers LLP of the preceding information, determined that the provision of these services was compatible with maintaining PricewaterhouseCoopers LLP’s independence.

Audit Committee Pre-Approval Policies and Procedures

The Audit committee adopted pre-approval policies and procedures for audit and non-audit services in March 2003. Since the date of adoption, the Audit Committee has approved all of the services performed by PricewaterhouseCoopers LLP.

PART IV

Item 15. Exhibits, Financial Statement Schedules

(a)

3.             Exhibits.  The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Number	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act-Harry Debes
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act-Robert G. Barbieri

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities and Exchange Act of 1934, the Registrant has duly caused this Amendment No. 1 to be signed on its behalf by the undersigned, thereunto duly authorized.

Dated: September 28, 2005	LAWSON SOFTWARE, INC.

	By:	/s/ Robert G. Barbieri
Robert G. Barbieri
Executive Vice President and
Chief Financial and Performance Officer
(principal financial and accounting officer)

Pursuant to the requirements of the Securities Act of 1934, the following persons in the capacities and on September 28, 2005 have signed this Amendment No. 1 on Form 10-K/A.

Signature	Title
*	Chairman
H. Richard Lawson

*	President and Chief Executive Officer and
Harry Debes	Director (principal executive officer)

*	Executive Vice President and Chief
Robert G. Barbieri	Financial and Performance Officer (principal financial and accounting officer)

*	Director
David J. Eskra

*	Director
David R. Hubers

*	Director
Thomas G. Hudson

*	Director
Michael A. Rocca

*By	/s/ Robert G. Barbieri
Robert G. Barbieri
Attorney-in-Fact

Index to Exhibits

Number	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act-Harry Debes
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act-Robert G. Barbieri