Form 10-Q
period 2005-08-31
LAWSON SOFTWARE INC
filed 2005-10-11
CIK 1141517

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2005

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

The number of shares of the registrant’s common stock outstanding as of October 6, 2005 was 113,502,390.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	August 31, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$214,793	$187,744
Marketable securities	33,117	43,099
Trade accounts receivable, net	44,518	42,907
Deferred income taxes	9,314	9,314
Prepaid expenses and other assets	11,416	19,260
Total current assets	313,158	302,324

Long-term marketable securities	3,765	3,770
Property and equipment, net	12,457	13,574
Goodwill	43,387	43,407
Other intangible assets, net	29,744	31,939
Deferred income taxes	21,320	21,385
Other assets	4,801	4,319
Total assets	$428,632	$420,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$871	$1,836
Accounts payable	10,061	12,003
Accrued compensation and benefits	17,229	17,656
Other accrued liabilities	13,593	15,848
Deferred revenue	75,667	76,571
Total current liabilities	117,421	123,914
Other long-term liabilities	4,444	3,749
Total liabilities	121,865	127,663
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 113,069 and 112,414 shares issued, respectively; 101,860 and 100,619 shares outstanding, at August 31, 2005 and May 31, 2005, respectively	1,131	1,124
Additional paid-in capital	347,162	338,666
Treasury stock, at cost; 11,209 and 11,795 shares at August 31, 2005 and May 31, 2005, respectively.	(70,988)	(72,348)
Deferred stock-based compensation	(434)	(41)
Retained earnings	26,910	22,733
Accumulated other comprehensive income	2,986	2,921
Total stockholders’ equity	306,767	293,055
Total liabilities and stockholders’ equity	$428,632	$420,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
Revenues:
License fees	$18,604	$13,251
Services	69,310	69,434
Total revenues	87,914	82,685
Cost of revenues:
Cost of license fees	2,421	2,375
Cost of services	32,720	36,456
Total cost of revenues	35,141	38,831

Gross profit	52,773	43,854

Operating expenses:
Research and development	14,500	15,647
Sales and marketing	18,972	20,957
General and administrative	16,872	8,250
Restructuring (Note 7)	10	(75)
Amortization of acquired intangibles	374	385
Total operating expenses	50,728	45,164

Operating income (loss)	2,045	(1,310)

Other income:
Interest income	2,305	657
Interest expense	(6)	(13)
Total other income	2,299	644

Income (loss) before income taxes	4,344	(666)
Provision (benefit) for income taxes	167	(249)
Net income (loss)	$4,177	$(417)

Net income (loss) per share:
Basic	$0.04	$0.00
Diluted	$0.04	$0.00
Shares used in computing net income (loss) per share:
Basic	101,151	98,294
Diluted	105,463	98,294

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Three Months Ended
	August 31, 2005	August 31, 2004
Cash flows from operating activities:
Net income (loss)	$4,177	$(417)
Adjustments to reconcile net income (loss) to net cash provided by (used in) operating activities:
Depreciation and amortization	3,726	4,232
Deferred income taxes	65	161
Provision for doubtful accounts	(733)	625
Tax benefit from stockholder transactions for option activity	173	1,067
Tax commitment from exercise of stock options	(719)	(651)
Amortization of stock-based compensation	132	22
Stock-based compensation	6,368	—
Amortization of discounts on notes payable	13	22
Amortization of discount on marketable securities	21	58
Restructuring	10	(75)
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(878)	8,691
Prepaid expenses and other assets	8,449	(164)
Accounts payable	(1,942)	(3,555)
Accrued and other liabilities	(1,850)	(8,587)
Income taxes payable	30	(988)
Deferred revenue and customer deposits	(989)	(18,385)
Net cash provided by (used in) operating activities	16,053	(17,944)

Cash flows from investing activities:
Cash paid in conjunction with pending acquisition (Note 5)	(1,087)	—
Purchases of marketable securities	(11,932)	(214,540)
Sales and maturities of marketable securities	21,889	208,523
Purchases of property and equipment	(423)	(833)
Net cash provided by (used in) investing activities	8,447	(6,850)

Cash flows from financing activities:
Principal payments on long term debt	(967)	(105)
Exercise of stock options	2,019	2,025
Issuance of treasury shares for employee stock purchase plan	1,497	2,368
Repurchase of common stock	—	(10,000)
Net cash provided by (used in) financing activities	2,549	(5,712)
Increase (decrease) in cash and cash equivalents	27,049	(30,506)
Cash and cash equivalents at beginning of period	187,744	72,396
Cash and cash equivalents at end of period	$214,793	$41,890

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three month period ended August 31, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2006. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The year-end condensed balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The accompanying interim condensed consolidated financial statements should be read in conjunction with the financial statements and related notes included in the Company’s Annual Report on Forms 10-K and Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2005.

Reclassifications

During fiscal 2005, the Company concluded that it was appropriate to classify its Dutch auction rate securities as marketable securities. Dutch auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a Dutch auction process. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has made corresponding reclassifications to the Condensed Consolidated Statement of Cash Flows for the three months ended August 31, 2004, to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. Purchases of marketable securities were originally reported as $14,400 and were reclassified to $214,540. Sales and maturities of marketable securities were originally reported as $70,968 and were reclassified to $208,523.  Cash and cash equivalents — beginning of the period was originally reported as $79,996 and was reclassified to $72,396.  Cash and cash equivalents – end of the period was originally reported as $112,075 and was reclassified to $41,890.  These changes in classification do not affect the Company’s previously reported Condensed Consolidated Statements of Operations for any period.

2.             STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of Statement of Financial Accounting Standard (SFAS) No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123.”

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

		Three Months Ended August 31,
		2005	2004
Net income (loss):
	As reported	$4,177	$(417)
Add:	Stock-based employee compensation expense included in reported net income (loss), net of taxes	3,979	14
Deduct:	Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(2,235)	(1,993)
Pro forma net income (loss)		$5,921	$(2,396)
Net income (loss) per share:
Basic:
As reported		$0.04	$0.00
Pro forma		$0.06	$(0.02)
Diluted:
As reported		$0.04	$0.00
Pro forma		$0.06	$(0.02)

During the three months ended August 31, 2005, the Company recognized $4.0 million of after-tax stock-based employee compensation expense, that included a $3.8 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer.  The agreement was deemed to be a modification of previously granted options and therefore resulted in an intrinsic value charge for option expense under APB No. 25.  In calculating the pro forma net income (loss) under SFAS No.123, $2.2 million, net of related tax effects, was deducted from net income (loss) representing the total stock-based employee compensation expense that was determined under fair value based method for all awards.  The options for the former president and chief executive officer that were modified were 100% vested and therefore under the fair value based method only $0.4 million in option expense was included as expense in the pro forma calculation relating to the incremental value on the modified options as compared to the options before modification.

Additionally, all out of the money options for all Section 16b officers and directors were modified to permit a two year exercise window after termination.  While this required no charge in the Company’s income statement under APB No. 25, there was an after-tax fair value charge included in the pro forma charge above of $0.3 million. The total of both modifications under SFAS No.123 was $0.7 million.

3.             PER SHARE DATA

Basic earnings per share is computed using the net income (loss) and the weighted average number of shares of common stock outstanding. Diluted earnings per share reflect the weighted average number of shares of common stock outstanding plus any potentially dilutive shares outstanding during the period. Potentially dilutive shares consist of shares to be issued upon the exercise of stock options and warrants and release of restricted stock (in thousands, except per share amounts).

	Three Months Ended August 31,
	2005	2004
Basic earnings per share computation:

Net income (loss)	$4,177	$(417)
Weighted average common shares – basic	101,151	98,294
Basic net income (loss) per share	$0.04	$0.00

Diluted earnings per share computation:

Net income (loss)	$4,177	$(417)
Shares calculation:
Weighted average common shares	101,151	98,294
Effect of dilutive stock options	4,127	—
Effect of restricted stock	99	—
Effect of dilutive warrants	86	—
Weighted average common shares – diluted	105,463	98,294
Diluted net income (loss) per share	$0.04	$0.00

Potentially dilutive shares of common stock excluded from the diluted net income (loss) per share computations were 7.3 million and 19.6 million as of August 31, 2005 and 2004, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potentially dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Based on the Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s Consolidated Statements of Operations, however the Company is currently evaluating the impact.

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

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 30” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007.  The Company intends to adopt the disclosure requirements upon the effective date of the pronouncement.  Since this pronouncement only relates to disclosure requirements, the adoption will have no impact on the Company’s consolidated financial statements.

5.             PENDING BUSINESS COMBINATION

On June 2, 2005, the Company entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. The Company and Intentia will effect their business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in exchange for shares of the Company common stock. Under the Offer, the Company would issue approximately 81 million shares of its common stock, with an aggregate transaction value of approximately USD 463.7 million, based on the average closing price of the Company’s common stock beginning two days before and ending two days after the June 2, 2005 announcement date.  The transaction value has been adjusted from the previously reported $480 million due to a revision to the Company’s stock price used to value the transaction.  The revision, however, does not have any impact on the exchange ratios of the Exchange Offer between Lawson and Intentia. The Offer is expected to result in the Company’s stockholders owning approximately 56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent, based on the Company’s capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method. Completion of the transaction is dependent upon, among other factors, completion of regulatory review, stockholder approval and sufficient tender of Intentia shares.  Subject to those factors, the Company anticipates that the transaction will be completed in the third quarter of fiscal 2006.

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. The Company intends to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date.  The Company has incurred approximately $6.9 million of costs related to the acquisition, of which $4.7 million has been capitalized as directly related to the transaction and eligible for inclusion as part of the purchase price. During the three months ended August 31, 2005, $1.3 million of costs related to the acquisition were charged to operations.

6.             COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss) (in thousands):

Three Months Ended August 31,

	2005	2004
Net income (loss)	$4,177	$(417)
Unrealized (loss) gain on available-for-sale investments, net of (benefit) taxes of $(3) and $17 as of August 31, 2005 and 2004, respectively.	(5)	26
Net foreign currency translation adjustment	70	(148)
Other comprehensive income (loss)	65	(122)
Comprehensive income (loss)	$4,242	$(539)

7.             RESTRUCTURING

During the three months ended August 31, 2005 and 2004, the Company recorded restructuring adjustments resulting in an additional charge of $0.01 million and a reversal of $0.08 million, respectively.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43(“SFAS No. 112”), resulted in a charge for severance and related benefits of $2.9 million, net of a reversal of $0.03 million subsequent to the initial charge in the year ended May 31, 2005. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. There were no cash payments during the three months ended August 31, 2005. All employee reductions and related cash payments were substantially completed as of August 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balances as of August 31, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$29
Cash payments	—
Balance, August 31, 2005	$29

At November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a charge of approximately $2.2 million, net of a reversal of $0.3 million subsequent to the initial charge within fiscal 2005 for severance and related benefits, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2005 for the Phase II plan were $2.0 million. Cash payments of $0.01 million were made during the three months ended August 31, 2005. The Company adjusted the remaining accrual for costs that are no longer anticipated to be incurred. All employee reductions and related cash payments were substantially completed as of August 31, 2005. The remaining cash payments are expected to be completed during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of August 31, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$114
Cash payments	(14)
Adjustments to provision	(25)
Balance August 31, 2005	$75

Fiscal 2004 Restructuring

In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $2.3 million for severence and related benefits. The fiscal 2004 plan resulted in the reduction of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and adminstrative and sales and marketing, primarily in the United States. During the three months ended August 31, 2004, the Company recorded a reversal of restructuring charges of $0.03 million for certain employee costs it determined would not be incurred.

There were no cash payments made during the three months ended August 31, 2005; however, the Company adjusted the remaining accrual to cover additional costs that are anticipated to be incurred. The Company expects the cash payments to be completed in fiscal 2006.

The following table sets forth the restructuring reserve activity related to the fiscal 2004 restructuring plan and the remaining balances as of August 31, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$62
Cash payments	—
Adjustments to provision	61
Balance, August 31, 2005	$123

Fiscal 2003 Restructuring

In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred restructuring charges of $5.8 million, which included $4.7 million of severence and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the reduction of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. During the three months ended August 31, 2004, the Company recorded a reversal of restructuring charges of $0.05 million for certain employee costs it determined would not be incurred. During fiscal 2005, the Company completed its obligations under the restructuring plan.

Fiscal 2002 Restructuring

In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred restructuring charges of $3.3 million, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. During fiscal 2003, the Company recorded an additional provision of $0.2 million associated with finalization of lease termination agreements. The plan resulted in the reduction of 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. During the three months ended August 31, 2005, the Company made cash payments completing its obligations under the restructuring plan, and adjusted the remaining accrual for facility closure related costs.

The following table sets forth the restructuring reserve activity related to the fiscal 2002 restructuring plan (in thousands):

Facilities
Balance, May 31, 2005	$30
Cash payments	(5)
Adjustments to provision	(25)
Balance, August 31, 2005	$—

8.             GOODWILL AND INTANGIBLE ASSETS

The changes, in the carrying amount of goodwill for the three months ended August 31, 2005, are as follows (in thousands):

Balance as of May 31, 2005	$43,407
Currency translation effect	(20)
Balance as of August 31, 2005	$43,387

Acquired intangible assets subject to amortization were as follows (in thousands):

	August 31, 2005			May 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net	Gross Carrying Amounts	Accumulated Amortization	Net
Maintenance contracts	$22,940	$5,317	$17,623	$22,940	$4,316	$18,624
Acquired technology	14,227	9,225	5,002	14,234	8,417	5,817
Customer lists	11,211	4,200	7,011	11,217	3,879	7,338
Non-compete agreements	527	419	108	628	468	160
	$48,905	$19,161	$29,744	$49,019	$17,080	$31,939

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for customer lists, and the term of the agreement for non-compete agreements. Intangible assets for maintenance contracts are amortized under an accelerated amortization method, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue. For the three months ended
August 31, 2005 and 2004, amortization expense for intangible assets was $2.2 million.  Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2006 (remaining 9 months)	$6,438
2007	6,955
2008	4,664
2009	3,637
2010	3,005
Thereafter	5,045
$29,744

9.             COMMITMENTS AND CONTINGENCIES

The Company has outstanding contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $6.9 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration earned is paid in cash and recorded as additional goodwill. During the three months ended August 31, 2005, no additional consideration had been earned under these agreements.

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

On May 9, 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement and a Master Relationship Agreement (MRA).  Under these agreements, the Company will resell its business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term.

At the Company’s request, on September 13, 2005, the Company and IBM modified the OEM Software Agreement concerning the calculation of royalties and timing of payments to IBM, and the timing of inclusion of IBM programs in the solutions offered by the Company.  During the term of the modified OEM Software Agreement, the Company will pay royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and will also pay IBM annual maintenance fees for each applicable customer.  The royalty and maintenance payments to IBM will be based on transactions with each applicable Lawson customer instead of being based on the Company’s revenue (which was the case in the initial OEM Software Agreement).  If the Company merges with or acquires the capital stock or assets of another entity, Lawson may include that entity’s products under the OEM Software Agreement under terms to be negotiated between the Company and IBM.  The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by the Company for two additional one-year terms.  During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM, commencing in December 2005.  The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If the Company elects early termination at any time during the initial three-year term, the Company would pay IBM any unpaid minimum royalties through the date of termination plus a prorate share of the guaranteed payments due for the quarter and year in which the termination occurred.  Upon contract execution of the modified agreement, the Company is committed to pay $1.7 million by December 31, 2005.  In addition, the amount the Company owes in the initial year of the contract if we terminate would be a prorated portion of $0.6 million.

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink  Inc. (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”). The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs. Under the Agreement, the Company paid $1.1 million in the three months ended August 31, 2005, and is contractually committed to pay an additional $1.0 million within the next twelve months that has been recorded as other accrued liabilities at August 31, 2005. In addition, the Company will pay additional fees when sales volumes meet established criteria throughout the term of the contract.

In February 2004, the Company entered into an offshore agreement with a third-party to provide software maintenance services. If the Company terminates this agreement prior to its initial twenty-four month term, a termination fee will be incurred equal to the sum of the previous six months service charges, estimated to be $2.0 million. Management is of the opinion that the agreement will not be terminated within the initial twenty-four month period.

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

	Three Months Ended August 31,
	2005	2004
Revenues:
Domestic operations	$84,577	$77,971
International operations	3,337	4,714
Consolidated	$87,914	$82,685

	August 31, 2005	May 31, 2005
Long-lived assets:
Domestic operations	$71,070	$73,925
International operations	14,518	14,995
Consolidated	$85,588	$88,920

The following table presents revenues for license fees, maintenance and consulting services (in thousands):

	Three Months Ended August 31,
	2005	2004
Components of revenues:
License fees	$18,604	$13,251
Services:
Maintenance	43,613	40,682
Consulting	25,697	28,752
Total services	69,310	69,434
Total revenues	$87,914	$82,685

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

12.          STOCK WARRANT

On July 18, 2005, a stock warrant issued in fiscal 2001 with a five-year life, was exercised allowing its holder to purchase 1.0 million shares of the Company’s common stock at an exercise price of $4.64 per share. The warrant was exercised on a net basis, resulting in the issuance of 0.1 million shares of common stock from treasury, which resulted in a $0.3 million reduction to additional paid-in capital for the three months ended August 31, 2005.  As of August 31, 2005, there were no more outstanding stock warrants.

13.          STOCK COMPENSATION

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant. This change resulted in recognizing $0.1 million in compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2005, because a portion of these options were “in-the-money” at the time they were immediately vested.

Effective on June 1, 2005, the Company amended the stock options that have an exercise price per share greater than or equal to $5.95 (the closing price on NASDAQ on June 1, 2005) and that are held by each officer who was subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination of employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share of less than $5.95 were not amended. This stock-based compensation change resulted in no impact to the Condensed Consolidated Statements of Operations for the three months ended August 31, 2005.

 Restricted Stock Award

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its newly appointed president and chief executive officer. The shares, with a market value at date of grant of $0.5 million, shall vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events.  The market value of the restricted stock was recorded as unearned compensation, a component of shareholders’ equity, and is being amortized over the respective vesting periods.

Stock Compensation Charge

For the three months ended August 31, 2005, the Company recorded a $6.3 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer, which among other terms provided that he remain available to the Company in a part-time employment status for a period of up to two years.  That agreement was deemed to be a modification of previously granted options, resulting in a non-cash charge for option expense.  The charge is included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the three months ended August 31, 2005.

14.          INCOME TAXES

The quarterly tax expense is measured using an estimated annual tax rate for the period. At August 31, 2005, the Company’s estimated annual tax rate was 40.7%. The Company’s first quarter effective tax rate was 3.8% and 37.4% for the three months ended August 31, 2005 and August 31, 2004, respectively. The decreased effective tax rate was primarily the result of the Company releasing $1.6 million of tax reserves.  The Company is not expecting the need to increase the valuation allowance for the fiscal year ended May 31, 2006.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.

The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discreet items is booked entirely in the quarter in which the discrete event occurs.

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

Business Overview

We provide business application software, services and support that help organizations manage, analyze and improve their businesses. The markets we serve include healthcare, retail, financial services (including banking, insurance and other financial services), local/state government, education and professional services. We derive revenues from licensing business application software and providing comprehensive professional services, including consulting, training and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. We have offices and affiliates serving North and South America, Europe, Asia, Africa, and Australia.

Pending Business Combination

On June 2, 2005, we announced that we had entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. We plan to affect the business combination through a recommended public offer in Sweden for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in each case in exchange for shares of our Common Stock. The transaction is expected to be completed in the third quarter of fiscal 2006 subject to, among other things, shareholder, regulatory and public authority approvals and sufficient tender of shares by Intentia stockholders. The transaction is expected to be accounted for under the purchase method of accounting. Refer to Note 5, “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements for additional information.

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

Revenue Recognition.    Revenue recognition rules for software businesses are very complex. We follow specific and detailed guidelines in determining the proper amount of revenue to be recorded; however, certain judgments affect the application of our revenue recognition policy. Revenue results are difficult to predict, and any shortfall in revenue or delay in recognizing revenue could cause our operating results to vary significantly from quarter to quarter.

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

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees. Software arrangements which include fixed-fee service components are recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

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

•      Services—Revenues from training and consulting services are recognized as services are provided to customers. Revenues from support contracts are deferred and recognized ratably over the term of the support agreements. Revenues for customer support that are bundled with the initial license fee are deferred based on the fair value of the bundled support services and recognized ratably over the term of the agreement. Fair value is based on the renewal rate for continued support arrangements.

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

Sales Returns and Allowances.  Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made impacting future results of operations.

Valuation of Long-Lived and Intangible Assets and Goodwill.  In accordance with SFAS No. 144 “Accounting for the Impairment or Disposal of Long-Lived Assets,” we review identifiable intangible and other long-lived assets for impairment whenever events or changes in circumstances indicate the carrying amount may not be recoverable. Events or changes in circumstances that indicate the carrying amount may not be recoverable include, but are not limited to a significant decrease in the market value of the business or asset acquired, a significant adverse change in the extent or manner in which the business or asset acquired is used or a significant adverse change in the business climate. If such events or changes in circumstances are present, the undiscounted cash flows method is used to determine whether the long-lived asset is impaired. Cash flows would include the estimated terminal value of the asset and exclude any interest charges. To the extent the carrying value of the asset exceeds the undiscounted cash flows over the estimated remaining life of the asset; the impairment is measured using the discounted cash flows method. The discount rate utilized would be based on management’s best estimate of the related risks and return at the time the impairment assessment is made.

In accordance with SFAS No. 142 “Goodwill and Other Intangible Assets” if events or changes in circumstances indicate the carrying amount may not be recoverable, the first step of the goodwill impairment test, used to identify potential impairment, compares the fair value of a reporting unit with its carrying amount, including goodwill. We operate as one reporting unit and therefore compare our book value to market value. Market value is determined utilizing our market capitalization plus a control premium. If our market value exceeds our book value, goodwill is considered not impaired, thus the second step of the impairment test is not necessary. If our book value exceeds our market value, the second step of the goodwill impairment test is performed to measure the amount of impairment loss, if any. The second step of the goodwill impairment test, used to measure the amount of impairment loss, compares the implied fair value of the goodwill with the book value of the goodwill. If the carrying value of the goodwill exceeds the implied fair value of the goodwill, an impairment loss would be recognized in an amount equal to the excess. Any loss recognized cannot exceed the carrying amount of goodwill. After a goodwill impairment loss is recognized, the adjusted carrying amount of goodwill is the new accounting basis. A subsequent reversal of a previously recognized goodwill impairment loss is prohibited once the measurement of that loss is completed.

Income Taxes.   Significant judgment is required in determining the income taxes in each of the jurisdictions in which we operate. This process involves estimating our actual current tax exposure together with assessing temporary differences resulting from the different treatment of specific items for tax and financial reporting purposes. These differences result in deferred tax assets and liabilities, which are included within our Condensed Consolidated Balance Sheets. Although we believe our assessments are reasonable, no assurance can be given that the final tax outcome of these matters will not be different than that which is reflected in our historical income tax provisions, benefits and accruals. Such differences could have a material effect on our income tax provision and net income in the period in which such a determination is made.

We are required to evaluate the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision included in the statement of operations. As of August 31, 2005, and May 31, 2005, the Condensed Consolidated Balance Sheets include net deferred tax assets in the amount of $30.6 million and $30.7 million, respectively. We have evaluated and determined that no additional adjustment is required to the valuation allowance as of August 31, 2005.

Our methodology for determining the realization of our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future stock option deductions from the exercise of outstanding stock options, and the expiration dates and amounts of state, federal and foreign net operating losses and other carryforwards in addition to various tax credits. These estimates are projected through the life of the related deferred tax assets based on assumptions that management believes to be reasonable and consistent with current operating results.

Although we had cumulative pre-tax income for financial reporting purposes for twelve cumulative quarters ended August 31, 2005, we did not pay any significant income taxes during that period because tax deductions from the exercise of stock options granted prior to our initial public offering generated tax operating losses.  In assessing the future realization of our deferred tax assets as of August 31, 2005, we considered evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The primary evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past twelve cumulative quarters; the estimated impact of future tax deductions from the exercise of stock options outstanding as of August 31, 2005; and the estimated future taxable income based on historical operating results.

We estimate, based largely on historical income, that it may take ten years or more before we fully utilize our current U.S. based deferred tax assets associated with the tax loss and tax credit carryforwards. After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards and other tax credit carryforwards that expire within the next ten years will not be utilized. For the quarter ended August 31, 2005, we determined that there was no additional valuation allowance required.

We also concluded that it was more likely than not that the net deferred tax assets of $30.6 million as of August 31, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding as of August 31, 2005, would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $115.1 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $30.6 million as of August 31, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding as of August 31, 2005.

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

Results of Operations

The following table sets forth certain line items in our condensed consolidated statements of operations as a percentage of total revenues for the periods indicated:

	Percent of Total Revenue Three Months Ended August 31,		Percent of Dollar Change Quarter over Quarter
	2005	2004	2005/2004

Revenues:
License fees	21.2%	16.0%	40.4%
Services	78.8	84.0	(0.2)
Total revenues	100.0	100.0	6.3

Cost of revenues:
Cost of license fees	2.8	2.9	1.9
Cost of services	37.2	44.1	(10.2)
Total cost of revenues	40.0	47.0	(9.5)

Gross margin	60.0	53.0	20.3

Operating expenses:
Research and development	16.5	18.9	(7.3)
Sales and marketing	21.6	25.3	(9.5)
General and administrative	19.2	10.0	104.5
Restructuring	0.0	(0.1)	113.3
Amortization of acquired intangibles	0.4	0.5	(2.9)
Total operating expenses	57.7	54.6	12.3

Operating income (loss)	2.3	(1.6)	256.1

Other income	2.6	0.8	257.0
Income (loss) before income taxes	4.9	(0.8)	752.3
Provision (benefit) for income taxes	0.1	(0.3)	(167.1)
Net income (loss)	4.8%	(0.5)%	1,101.7%

Three Months Ended August 31, 2005 Compared To Three Months Ended August 31, 2004

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support. Total revenues increased to $87.9 million for the three months ended August 31, 2005 from $82.7 million for the three months ended August 31, 2004, representing an increase of 6.3%. The $5.2 million increase in total revenues was attributed to a $5.3 million increase in license fees that was partially offset by a $0.1 million decrease in services.

License Fees.    Revenues from license fees increased to $18.6 million for the three months ended August 31, 2005 from $13.3 million for the three months ended August 31, 2004, representing an increase of 40.4%. The $5.3 million increase resulted from an increase in the average selling price of licenses as compared to the prior year period.  In fiscal 2005, we were significantly impacted by the Oracle/PeopleSoft merger completed approximately nine months ago. Since our average sales cycle is nine months, deals that were started after the Oracle/PeopleSoft merger was completed, are just beginning to be reflected in the first quarter fiscal 2006 results. We have seen increased activity in new client sales since the uncertainty caused

by the merger has dissipated and Lawson is more frequently being selected as a potential candidate.   In addition, since most public companies have their initial year of Sarbanes-Oxley compliance behind them, we are seeing increased sales activity. The average selling price of our licensing transactions increased 40.8% while the number of licensing transactions decreased 10.7% as compared to fiscal 2005.  Revenues from license fees as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 21.2% and 16.0%, respectively.

Services.    Revenues from services decreased to $69.3 million for the three months ended August 31, 2005 from $69.4 million for the three months ended August 31, 2004, representing a decrease of 0.2%.  The $0.1 million decrease in services includes a $2.9 million increase in support revenue that was more than offset by a $3.0 million decrease in consulting revenue. The $2.9 million increase in support revenue was primarily due to general price increases. We maintained high renewal rates for customer support during the three months ended August 31, 2005. The $3.0 million decrease in consulting revenue was primarily due to a decline in fiscal year 2005 license contracting activity which resulted in fewer consulting opportunities during the first quarter of fiscal 2006.  As contracting volumes continue to increase, service revenues are expected to show growth in subsequent quarters.   Services as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 78.8% and 84.0%, respectively.

Cost of Revenues

Cost of License Fees.   Cost of license fees includes royalties to third parties, amortization of acquired software and software delivery expenses. Our software solutions may include embedded components of third-party vendors, for which a fee is paid to the vendor upon sale of our products. In addition, we resell third-party products in conjunction with the license of our software solutions. The cost of license fees is higher when we resell products of third-party vendors. As a result, gross profits may vary depending on the proportion of third-party product sales in our revenue mix.

Cost of license fees remained consistent for the three months ended August 31, 2005 and 2004, despite the fact that license fees increased, primarily as a result of a decline in the proportion of third-party sales in our revenue mix.  Cost of license fees as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 2.8% and 2.9%, respectively. Gross margin on revenue from license fees was 87.0% and 82.1% for the three months ended August 31, 2005 and 2004, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004.  Cost of services decreased to $32.7 million for the three months ended August 31, 2005 from $36.5 million for the three months ended August 31, 2004, representing a decrease of 10.2%.  The $3.8 million decrease in cost of services was primarily due to a $3.5 million decrease in employee costs resulting from workforce reductions and other headcount changes, which occurred since the prior year period.  Cost of services as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 37.2% and 44.1%, respectively.  Gross margin on services revenues were 52.8% and 47.5% for the three months ended August 31, 2005 and 2004, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses decreased to $14.5 million for the three months ended August 31, 2005, from $15.6 million for the three months ended August 31, 2004, representing a decrease of 7.3%. The $1.1 million decrease in research and development was primarily due to a $1.6 million decrease in employee and related costs resulting from workforce reductions and a $0.6 million decrease related to contract personnel, travel and equipment lease costs.  The decreases were partially offset by a $0.9 million increase in incentive compensation.  Research and development expenses as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 16.5% and 18.9%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $19.0 million for the three months ended August 31, 2005 from $21.0 million for the three months ended August 31, 2004, representing a decrease of 9.5%.

The $2.0 million decrease in sales and marketing expenses was due to a $2.8 million decrease in costs associated with marketing initiatives, consulting and advertising costs a $2.0 million decrease in employee and related costs due to workforce reductions and a $0.5 million decrease in travel related costs.  These decreases were partially offset by a $2.0 million increase in incentive compensation, a $0.9 million increase in training and other related costs and a $0.4 million increase in costs related to the pending merger with Intentia.  Sales and marketing expenses as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 21.6% and 25.3%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses increased to $16.9 million for the three months ended August 31, 2005 from $8.3 million for the three months ended August 31, 2004, representing an increase of 104.5%.

The $8.6 million increase in general and administrative expenses was primarily due to $7.3 million in costs associated with the departure of the former president and CEO.  These costs included a $6.3 million non-cash charge for stock option expense and a $1.0 million cash payment resulting from a negotiated separation agreement.  The remaining increase was due primarily to a $1.6 million increase in incentive compensation and a $0.8 million increase in costs for the potential merger with Intentia.  The increases in costs were partially offset by a decrease of $1.4 million in bad debt expense primarily driven by improved aging of receivables due to strong collection efforts and lower specific reserves.  General and administrative expenses as a percentage of total revenues for the three months ended August 31, 2005 and 2004 were 19.2.% and 10.0%, respectively.

Restructuring.    During the three months ended August 31, 2005 we recorded an additional restructuring charge of $0.01 million compared to a reversal of the restructuring charge of $0.08 million, for the three months ended August 31, 2004. See Note 7 of Notes to Condensed Consolidated Financial Statements for a summary of activity for the three months ended August 31, 2005.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles of $0.4 million for the three months ended August 31, 2005 was consistent with the three months ended August 31, 2004.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments increased to $2.3 million for the three months ended August 31, 2005 from $0.6 million for the three months ended August 31, 2004.  The $1.6 million increase in interest income was due primarily to a $54.3 million increase in average invested balances and an increase in average yields which were 3.2% and 1.4% for the three months ended August 31, 2005 and 2004, respectively, and $0.4 million in interest income received on a tax refund.

Provision(Benefit) for Income Taxes

We recorded an income tax provision of $0.2 million for the three months ended August 31, 2005 compared to an income tax (benefit) of ($0.2 million) for the three months ended August 31, 2004. Our income tax provision (benefit) is based on pretax income (loss) and consists primarily of federal and state income taxes.  The quarterly tax expense is measured using an estimated annual tax rate for the period.  At August 31, 2005, the Company’s estimated annual tax rate is 40.7%. Our effective tax rate was 3.8% and

37.4% for the three months ended August 31, 2005 and 2004, respectively. The decreased effective tax rate was primarily the result of releasing $1.6 million of tax reserves.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Liquidity and Capital Resources

	As of and for the Three Months Ended August 31,
(in millions, except %)	2005	2004	Change
Working capital	$195.7	$164.8	18.8%
Cash and cash equivalents and marketable securities	$251.7	$184.5	36.4%
Cash provided by (used in) operating activities	$16.1	$(17.9)	189.5%
Cash provided by (used in) investing activities	$8.4	$(6.9)	223.3%
Cash provided by (used in) financing activities	$2.5	$(5.7)	144.6%

As of August 31, 2005, we had $251.7 million in cash, cash equivalents and marketable securities and $195.7 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our customers. Days sales outstanding, which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 46 and 45 as of August 31, 2005 and May 31, 2005, respectively.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy, we may acquire companies or products from time to time to enhance our product lines.  On June 2, 2005, we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB.  We intend this to be an all-stock transaction; however, we may utilize cash to acquire certain shares as well as to fund acquisition related costs.  We are estimating these acquisition related costs to be in the range of $75 million to $100 million, which includes costs to close the transaction, integration costs once the transaction is completed, the pay-off of loans and $42 million if all the Intentia shares are not tendered and we are required to purchase them for cash.  We believe we have sufficient cash to fund this business transaction.  For additional information, refer to Note 5, “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements.

Cash flows from operating activities:

Net cash provided from operating activities was $16.1 million for three months ended August 31, 2005 compared with $17.9 million of net cash used by operating activities for the three months ended August 31, 2004. Our net income of $4.2 million was increased by non-cash charges resulting in $9.1 million of cash from operations before working capital changes. Non-cash charges include a $6.3 stock compensation charge related to a negotiated separation agreement with the Company’s former president and chief executive officer. The net working capital changes of $2.8 million increased the overall cash provided to $16.1 million.

The significant activity in cash flows from working capital changes for fiscal 2006 primarily related to a decrease of $8.4 million in prepaid expenses and other assets and a $0.9 million decrease in cash from trade accounts receivable, which was partially offset by a $3.8 million net decrease in accounts payable,  accrued expenses and other liabilities, and a $1.0 million decrease in deferred revenue and customer deposits. The $8.4 million decrease in prepaid expenses and other assets was primarily due to the receipt of $8.8 million in a federal tax refund including interest.  The $0.9 million increase in trade accounts receivable was primarily due to higher levels of services that were performed but not yet collectible under terms of the agreement.

The $3.8 million decrease in accounts payable, accrued expenses and other liabilities was due primarily to an overall reduction in accounts payable, seasonal vacation usage and the payment of costs associated with the Intentia acquisition that were outstanding at May 31, 2005.

Deferred revenue has been primarily restored over the last twelve months ending August 31, 2005. During the first quarter ended August 31, 2004, cash flows from operating activities were negatively impacted by a change in customer billing cycles for customer support agreements.  This change resulted in initially smaller customer invoices due to pro-rated billings in an effort to get individual multiple customer support billings on a common renewal date.  Since the initial change, deferred revenue balances over the last twelve months have been primarily restored as billing cycles became synchronized.

Cash flows from investing activities:

Net cash provided from investing activities was $8.4 million for the three months ended August 31, 2005 compared with $6.9 million in cash used by investing activities for the three months ended August 31, 2004.   The increase in cash from investing activities for the three months ended August 31, 2005 primarily related to $10.0 million of cash received from net maturities of marketable securities. A majority of the cash from maturities was related to Dutch auction rate securities that have been invested in shorter term securities included in cash equivalents.  We have generally used proceeds from the maturities and sales of marketable securities to fund capital expenditures, share repurchases, and to repay debt.

We have made reclassifications to our Condensed Consolidated Statement of Cash Flows for fiscal 2004 to reflect the gross purchases and gross sales of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents. Refer to Note 1, “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

Cash flows from financing activities:

Net cash provided from financing activities was $2.5 million for the three months ended August 31, 2005 compared with $5.7 million in cash used by financing activities for the three months ended August 31, 2004.  The financing activities for the three months ended August 31, 2005 primarily related to $2.0 million in cash received from the exercise of stock options and $1.5 million in cash received from employee contributions to our employee stock purchase plan.

Repurchase of Common Shares

In June 2003, our Board of Directors authorized us to repurchase, from time to time, up to $50.0 million of our common shares. Shares were repurchased as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  During the three months ended August 31, 2004, we completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash.  Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options and the employee stock purchase plan largely funded the share repurchase.  The repurchased shares are recorded as treasury stock and result in a reduction to stockholders equity. The shares are being used for general corporate purposes.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at August 31, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance Sheet Contractual Obligations:
Debt	$871	$871	$—	$—	$—
Strategic partner commitments (2) (3)	1,000	1,000	—	—	—
Total	$1,871	$1,871	$—	$—	$—
Other Contractual Obligations:
Operating leases	$72,543	$8,307	$16,577	$16,265	$31,394
Purchase obligations (1)	13,534	8,254	4,804	476	—
Total	$86,077	$16,561	$21,381	$16,741	$31,394

Total Contractual Obligations	$87,948	$18,432	$21,381	$16,741	$31,394

(1)           Our purchase obligations represent those commitments greater than $50,000

(2)           Under the Agreement with Hackett that commenced May 9, 2005, the Company paid $1.1 million during the three months ended August 31, 2005, and is contractually committed to pay an additional $1.0 million within the next twelve months. In addition, the Company will pay additional fees when sales volumes meet established criteria throughout the term of the contract.  See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

(3)           On May 9, 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement and a Master Relationship Agreement (MRA).  Under these agreements, the Company will resell its business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term.  As of August 31, 2005, no amounts were accrued within the Condensed Consolidated Balance Sheet or included in the above table as the agreement can be terminated upon 90 days notice by either party.

At the Company’s request, on September 13, 2005, the Company and IBM modified the OEM Software Agreement concerning the calculation of royalties and timing of payments to IBM, and the timing of inclusion of IBM programs in the solutions offered by the Company.  Under the modified agreement, the option to terminate the agreement upon 90 days notice by either party still exists; however upon execution of the agreement, the Company has committed to pay $1.7 million by December 2005 and in the event of termination, a prorated portion of a $ 0.6 million annual payment from September 13, 2005 through the date of termination.  This commitment has not been disclosed in the table above as it did not exist at August 31, 2005. See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of

August 31, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a)(4)(ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of August 31, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2005 and 2017. Rent expense under operating leases for the three months ended August 31, 2005 and 2004 were $3.6 million and $3.4 million, respectively. Future minimum lease payments under our operating leases as of August 31, 2005 are included above in “Disclosures about Contractual Obligations and Commercial Commitments”.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. That cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. We elected the option of disclosure only under SFAS No. 123. In our disclosures, we have historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), we will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities will be required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with our first quarter of fiscal 2007. Based on our significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our Consolidated Statements of Operations, however we are currently evaluating the impact.

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

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No 20 and FASB Statement No. 30” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007. We intend to adopt the disclosure requirements upon the effective date of the pronouncement.  Since this pronouncement only relates to disclosure requirements, the adoption will have no impact on our consolidated financial statements.

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

Risks Relating to the Proposed Business Combination between Lawson and Intentia International AB

On June 2, 2005, we announced an agreement to combine Lawson with Intentia International AB in an all-stock transaction Exchange Offer. If the transaction is completed, Lawson will issue approximately 81 million shares of Lawson common stock pursuant to the terms of the Exchange Offer. If the Exchange Offer is accepted and the transaction is completed, each Series A share of Intentia stock will be entitled to receive 0.5061 newly issued shares of Lawson common stock; each Series B share of Intentia stock will be entitled to receive 0.4519 newly issued shares of Lawson common stock; and each Warrant for the purchase of Intentia stock will be entitled to receive 0.2157 newly issued shares of Lawson common stock. These exchange ratios will not change based on the fluctuations in the market price of our common stock. The closing of the Exchange Offer and business combination with Intentia is subject to several conditions, including approval by our stockholders, sufficient tender of shares by Intentia securityholders and regulatory approval. Our efforts to close the business combination and integrate our two businesses will create several additional risks and uncertainties.

We may not be able to achieve the anticipated financial and strategic benefits of our proposed combination with Intentia.

Among the factors considered by our Board of Directors in connection with its approval of the Exchange Offer were the anticipated financial and strategic benefits of the combination of Lawson and Intentia, including the opportunities for cost savings from operational efficiencies and the anticipated increase in sales resulting from the combined efforts of both businesses and the combined sales channels. We are not able to guarantee that these savings will be realized within the time periods contemplated or that they will be realized at all. We are not able to guarantee that the combination of Lawson and Intentia will result in the realization of the full benefits, including increased sales anticipated by the businesses.

The reconciliation of Intentia’s historical financial statements from Swedish GAAP to United States GAAP will result in material differences.

Intentia has informed us that its historical financial statements for the nine month period ended December 31, 2004 have been prepared based on generally accepted accounting principles in Sweden, referred to as Swedish GAAP and the three month period ended March 31, 2005 have been prepared in accordance with International Financial Reporting Standards. The documents included in the Exchange Offer will include a reconciliation of Intentia’s historical financial statements based on generally accepted accounting principles in the United States, referred to as U.S. GAAP.  That reconciliation is substantially complete as of the date of this Report on Form 10-Q.  Because of the differences between Swedish GAAP and International Financial Reporting Standards with U.S. GAAP, including, for example, differences in software revenue recognition, Intentia’s historical financial results under U.S. GAAP will show lower revenue, less favorable results of operations or other material differences for each of the respective periods presented.  In addition, a substantial portion of Intentia’s deferred revenue under U.S. GAAP will not be recognizable in the future under U.S. GAAP due to the impact of purchase accounting.

Our investment in goodwill and intangibles from our acquisitions could become impaired.

As of August 31, 2005, we had goodwill of $43.4 million and acquired intangibles of $29.7 million on our Condensed Consolidated Balance Sheet.  Upon completion of the pending merger with Intentia, we anticipate to have a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

The integration of Lawson’s and Intentia’s businesses will require significant focus on staffing, training and compliance procedures for our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002.

As a Swedish company, Intentia has not had to comply with the requirements of Section 404 of the Sarbanes-Oxley Act of 2002 concerning the effectiveness of internal controls over financial reporting.  Consequently, Intentia does not currently have the staff, experience, training or procedures to comply with these requirements.  The integration of Lawson and Intentia will require significant focus on staffing and training to address these requirements.  If we are unable to implement our compliance procedures and have a properly trained staff in place on a timely basis, we could encounter a significant deficiency or material weakness in our internal controls.  If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year or applicable quarter (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

We will encounter material adverse consequences if we are unable to process and report, on a timely basis, the combined company’s financial results under U.S. GAAP and SEC requirements.

Because the merger with Intentia will significantly increase the complexity of our global operations, we will need to develop and implement worldwide procedures designed for accurate and timely financial reporting under U.S. GAAP and SEC requirements.  In addition, we will need to train the staff of the combined company to comply with these requirements on a global basis.  If we are unable to close our books and prepare financial reports on a timely basis, we would be required to seek a reporting extension under applicable SEC rules.  A reporting extension could adversely impact the trading of our stock, erode investor confidence and result in other material adverse consequences.

We may not be able to successfully integrate our business with the business of Intentia.

This transaction involves the integration of two businesses based in different countries that currently operate independently. This integration is a complex, costly and time-consuming process. Following the combination of Lawson and Intentia, we may encounter difficulties in integrating our operations, technology and personnel with those of Intentia and this may continue for some time. Lawson management has limited experience integrating operations as substantial and geographically diverse as those of Intentia. The combined company may not successfully integrate the operations of Lawson and Intentia in a timely manner, or at all. The failure to successfully integrate the two businesses’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits relate to greater economies of scale and revenue enhancement opportunities resulting from Lawson’s and Intentia’s complementary product offerings, geographic and industry specialties and technology platforms. However, these anticipated benefits are based on projections and assumptions, not actual experience, and assume a successful integration.

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

In connection with the Exchange Offer, we could issue as many as 81 million shares of our common stock to the holders of shares and warrants if all Intentia securityholders elect to tender their shares or warrants in exchange for shares of our common stock. The shares of our common stock issued in the Exchange Offer, subject to the contractual limitations on those persons who executed the lock-up agreements, will be freely-tradable upon consummation of the Exchange Offer. The acquisition of our shares by Intentia securityholders who may not wish to hold shares in a US company, as well as the increase in the outstanding number of shares of our common stock, may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock. In addition, the market price of our common stock may decline following the closing of the Exchange Offer for a number of reasons, including if the integration of Intentia’s business is unsuccessful or we do not achieve the anticipated financial and strategic benefits of our combination with Intentia as rapidly or to the extent anticipated by stock market analysts or investors. The closing price of our common stock was $5.95 on June 1, 2005, the last day of trading prior to the announcement of the proposed Exchange Offer. Since that date, our stock has fluctuated from a low of $5.02 to a high of $6.94. On October 7, 2005, the closing price of our common stock was $6.89.

Our shareholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the Exchange Offer.

In connection with the Exchange Offer, we may issue as many as 81 million shares of our common stock to the holders of Shares or Warrants if all Intentia securityholders elect to tender their Shares or Warrants in exchange for shares of our common stock. This means that the Intentia securityholders could own up to approximately 43.25% of the total number of shares of our outstanding common stock following the Exchange Offer. Accordingly, the Exchange Offer will have the effect of substantially reducing the percentage of equity and voting interest held by each of our current stockholders.

The Intentia securityholders may be able to influence our company significantly following the Exchange Offer.

After the Exchange Offer, former Intentia securityholders could own up to approximately 43.25% of the total number of shares of our outstanding common stock. Intentia’s largest shareholder, Symphony Technology Group, will own approximately 13% of Lawson’s outstanding common stock following the combination.  Symphony and Intentia securityholders as a group may be able to exercise substantial influence on the election of directors and other matters submitted for approval by our shareholders. This potential concentration of ownership of our common stock may make it difficult for our other shareholders to successfully approve or defeat matters submitted for shareholder action. It may also have the effect of delaying, deterring or preventing a change in control of our company without the consent of Symphony or of the Intentia securityholders generally.

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

Our customers and Intentia’s customers may, in response to the announcement of the Exchange Offer and resulting combination of Lawson and Intentia, and prior to its effectiveness, delay or defer decisions concerning business with either or both of the businesses. Any delay or deferral in those decisions by our respective customers could adversely affect our businesses. For example, either company could experience a decrease in expected revenue as a consequence of such delays or deferrals.

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

If we acquire more than 90%, but fewer than all of the Intentia securities in the Exchange Offer, we intend to purchase the remaining Intentia securities for cash, pursuant to compulsory acquisition proceedings under Swedish law. Assuming 90% of the Intentia securities are tendered in the Exchange Offer and the price that is required to be paid pursuant to the Swedish compulsory acquisition proceedings for the remaining 10% of the Intentia securities equals SEK 22.17 per Series A share and SEK 19.80 per Series B share, we could be obligated to pay approximately $47 million (approximately SEK 355 million assuming a currency exchange rate of SEK 7.56 to $1.00 as of August 31, 2005), for the Intentia securities purchased in the compulsory acquisition. This cash expenditure would normally occur between one and three years after the closing of the Exchange Offer.

We estimate that the total cash closing expenses for Lawson and Intentia will be approximately $15 million, including investment banking fees, accounting and legal fees, printing, mailing and other out-of-pocket transaction costs. After payment of those expenses, we will have approximately $254 million in available cash and cash equivalents, based on the amount of cash and cash equivalents that we and Intentia had as of August 31, 2005.  It is anticipated that we may use an additional amount of approximately $50 million in connection with the transaction, excluding the compulsory acquisition procedures referenced above and integration related costs, within one to three years following the closing of the Exchange Offer.  Included in this amount is a junior facility loan to Tennenbaum valued at $27.4 million, which includes accrued interest of $0.6 million, as of August 31, 2005, maturing in September 2009, and a make-whole provision of approximately $9.0 million, totaling $36.4 million.  Also included in this amount are the remaining 1999 convertible B notes issued by Intentia valued at $10.1 million, which includes accrued interest of $0.1 million, as of August 31, 2005.

Full integration of our operations with Intentia’s operations may not be achieved if we cannot compulsorily acquire all of the issued and outstanding Shares.

Our obligation to consummate the Exchange Offer is subject to a condition that, before the end of the Exchange Offer period, there shall have been validly tendered and not properly withdrawn greater than 90% of each of the outstanding Shares (including Warrants) and voting power in Intentia on a fully diluted basis (including all shares issuable pursuant to outstanding warrants but excluding shares issuable pursuant to outstanding convertible securities). In addition, the compulsory acquisition proceedings may be time consuming.  To effect the compulsory acquisition under Swedish law, we are required to have a beneficial interest in greater than 90% of all of the voting power of the Intentia securities. It is possible that, at the end of the Exchange Offer period, we will elect to waive the above condition and consummate the Exchange Offer if we hold at least 70% of the outstanding securities and voting power of Intentia, even though we do not hold more than 90% of the outstanding Intentia securities. As a result, we would not be able to effect a compulsory acquisition of the remaining outstanding securities and voting power of Intentia. This could prevent or delay us from realizing some or all of the anticipated financial and strategic benefits of our combination with Intentia.

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

As a result of the consummation of the Exchange Offer, we will acquire the worldwide operations and approximately 2,300 employees of Intentia.  Consequently, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs.  In addition, we will be exposed to risks associated with the translation of Intentia’s SEK-denominated financial results and balance sheet into U.S. dollars. Our reporting currency will remain as the U.S. dollar; however, a portion of our consolidated financial obligations will arise in other currencies, including Euros, British Pounds and SEK. In addition, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared to the Euro, British Pound and SEK.  Any inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on our results of operations after the Exchange Offer is consummated and, as a result, on the market price of our common stock.

The new management team might not be able to define or successfully implement a business plan for the combined businesses.

In June 2005, we appointed Harry Debes as our new president, chief executive officer, and director. Upon the completion of the Exchange Offer, we will appoint a new co-chairman, Romesh Wadhwani, who is currently the chairman of the board of Intentia, and a new chief operating officer, Bertrand Sciard, the current president and chief executive officer of Intentia. While Mr. Wadhwani, Mr. Debes and Mr. Sciard have extensive experience in the software industry and managing software businesses and while Mr. Debes and Mr. Sciard have also managed large teams of people at other U.S. software businesses neither, Mr. Debes nor Mr. Sciard has previously been chief executive or chief operating officer of a public company in the U.S. If this new management team is unable to adapt successfully to the demands of managing a U.S. public company or to define or execute our business plan, our results of operations may be adversely affected.

Risks Relating to Lawson’s Business

Our business and company will continue to be subject to other risks and uncertainties, regardless of whether we complete the proposed business combination with Intentia.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

Our revenue and profitability depend on the overall demand for computer software, support and services, particularly in the industries in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in businesses, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. During fiscal 2005 and the prior three fiscal years, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits, facility closure or consolidation charges. There is no assurance that these cost reduction measures will be sufficient to offset any future revenue declines. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

A number of our competitors are well-established software businesses that have advantages over us.

We face competition from a number of software businesses that have advantages over us due to their larger customer bases, greater name recognition, long operating and product development history, greater international presence and substantially greater financial, technical and marketing resources. These competitors include well-established businesses such as Oracle Corporation, and SAP AG, both of which have larger installed customer bases. If customers or prospects want to reduce the number of their software vendors, they may elect to purchase competing products from Oracle or SAP AG since those larger vendors offer a wider range of products. Furthermore, Oracle is capable of bundling its software with its database applications, which underlie a significant portion of our installed applications. When we compete with Oracle or SAP AG for new customers, we believe that both of those larger businesses often attempt to use their size and staying power as a competitive advantage against us. Oracle’s purchase of Peoplesoft, Inc., Retek Inc., Siebel Systems, and other consolidations in the software industry have fueled uncertainty among customer prospects.

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

•      services automation software vendors; and

•      outsourced services providers.

As a result, the market for enterprise software applications has been and continues to be intensely competitive. Some competitors are increasingly aggressive with their pricing, payment terms and/or issuance of contractual warranties, implementation terms or guarantees. We may be unable to continue to compete successfully with new and existing competitors without lowering prices or offering other favorable terms to customers. We expect competition to persist and intensify, which could negatively impact our operating results and market share.

We may be unable to retain or attract customers if we do not develop new products and enhance our current products in response to technological changes and competing products.

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

Our earnings may be impacted by the recent accounting pronouncement requiring expensing of equity instruments issued to employees.

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

Our actual revenues in a quarter could fall below expectations, which could lead to a decline in our stock price. Our revenues and operating results are difficult to predict and may fluctuate substantially from quarter-to-quarter. Revenues from license fees in any quarter depend substantially upon our licensing activity and our ability to recognize revenues in that quarter in accordance with our revenue recognition policies. Our quarterly license and services revenue may fluctuate and may be difficult to forecast for a variety of reasons, including the following:

•      a significant number of our existing and prospective customers’ decisions regarding whether to enter into license agreements with us are made within the last few weeks or days of each quarter;

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

•      the uncertainty caused by potential business combinations in the software industry may cause customers and prospective customers to cancel, postpone or reduce capital spending projects on software;

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

Our existing and prospective customers routinely require education regarding the use and benefits of our products.  This may also lead to delays in receiving customers’ orders.

Our future revenue is dependent in part on our installed customer base continuing to renew support agreements, license additional products, and purchase additional professional services.

Our installed client base has traditionally generated additional support, license or professional service revenues. In future periods, customers may not necessarily make these purchases. Support is generally renewable annually at a customer’s option, and there are no mandatory payment obligations or obligations to license additional software. If our customers decide not to renew their support agreements or license additional products or contract for additional services or if they reduce the scope of the support agreements, our revenues could decrease and our operating results could be adversely affected. If we do not license our products to enough customers each quarter to offset the number of existing customers who elect not to renew support, our total customer count will decline and, over time, our support revenue will likely decrease.

A reduction in our licensing activity may result in reduced services revenues in future periods.

Our ability to maintain or increase service revenue primarily depends on our ability to increase the number of our licensing agreements. Variances or slowdowns in licensing activity may adversely impact our consulting, training and support service revenues in future periods.

The interplay between Lawson’s revenue and cost structure may negatively effect its earnings on a short term basis.

A significant part of Lawson’s total cost base is attributed to fixed costs related to personnel.  While Lawson’s license sales generate a substantial gross margin, reductions in license sales in the short term may have a substantial effect on earnings due to the fact that cost adjustments in the organization will not occur as quickly as the accompanying changes in revenue.

While we believe we currently have adequate internal control over financial reporting, we are required to evaluate on a continued basis our internal control over financial reporting under Section 404 of the Sarbanes-Oxley Act of 2002 and any adverse results from such evaluation could have a negative market reaction.

Pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 (Section 404), beginning with our Annual Report on Form 10-K for the fiscal year ended May 31, 2005, we were required to furnish a report by our management on our internal control over financial reporting. That report contained, among other matters, an assessment of the effectiveness of our internal control over financial reporting as of the end of the fiscal year, including a statement that our internal control over financial reporting was effective. This assessment included disclosure that the Company did not have any material weaknesses in our internal control over financial reporting identified by management.  That report also contained a statement that our independent registered public accounting firm had issued an attestation report on management’s assessment of such internal controls. If in the future we are unable to assert that our internal control over financial reporting is effective as of the end of the then current fiscal year or applicable quarter (or, if our independent registered public accounting firm is unable to attest that our management’s report is fairly stated or they are unable to express an opinion on the effectiveness of our internal controls), we could lose investor confidence in the accuracy and completeness of our financial reports, which would have a negative market reaction.

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

On August 31, 2005, the consolidated balance sheet includes net deferred tax assets in the amount of $30.6 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish a valuation allowance, we must include an expense within the tax provision in the statement of operations.  For the fiscal year ended May 31, 2005, we updated our analysis to reflect the necessary changes in estimates and determined that an additional valuation allowance of $0.4 million was necessary. This increase was primarily due to additional federal contribution carryforwards and state operating loss carryforwards that expire within the next ten years.  As of August 31, 2005 we determined that our valuation allowance did not need to be adjusted.

In the event that we adjust our estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially adversely impact our financial position and results of operations. With the expected closing of the merger with Intentia we will need to reassess the combined U.S. historical results for Lawson and Intentia as well as the combined U.S. deferred tax assets.  Intentia’s U.S. operations are not material and therefore its deferred tax assets are significantly less than Lawson’s.  However, Intentia’s historical losses in the U.S. and its added deferred tax assets will impact the assessment and are expected to increase the possibility of a future valuation allowance.

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

•      the timing of significant orders by our customers;

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

Provisions in our amended and restated certificate of incorporation and bylaws, our stockholder rights plan and under Delaware law could make it more difficult for other businesses to acquire us, even if doing so would benefit our stockholders.  Our amended and restated certificate of incorporation and bylaws contain the following provisions, among others, which may inhibit an acquisition of our company by a third-party:

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

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation and other businesses that allow us to resell their technology with our products. These licenses and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these licenses or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross profits could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business and a deterioration of these relationships could adversely impact our business and operating results.

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

Our software programs are often deployed in large and complex computer networks. Because of the nature of these programs, they can only be fully tested for reliability when deployed in networks for long periods of time. Our software programs may contain undetected defects when first introduced or as new versions are released, and our customers may discover defects in our products, experience corruption of their data or encounter performance or scaling problems only after our software programs have been deployed. As a consequence, from time to time we have received customer complaints following installation of our products. We are currently a defendant in several lawsuits where customers have raised these types of issues with our products and services. In addition, our products are combined with products from other vendors. As a result, should problems occur, it may be difficult to identify the source of the problem. Software and data security are becoming increasingly important because of regulatory restrictions on data privacy and the significant legal exposures and business disruptions stemming from computer viruses and other unauthorized entry or use of computer systems. These conditions increase the risk that we could experience, among other things:

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

If our customers lose confidence in the security of data on the Internet, our revenues could be adversely affected.

Maintaining the security of computers and computer networks is an issue of critical importance for our customers. Attempts by experienced computer programmers, or hackers, to penetrate client network security or the security of web sites to misappropriate confidential information are currently an industry-wide phenomenon that affects computers and networks across all platforms. Despite efforts to address these risks, actual or perceived security vulnerabilities in our products (or the Internet in general) could lead some customers to seek to reduce or delay future purchases or to purchase competitors’ products which are not Internet-based applications. Customers may also increase their spending to protect their computer networks from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

We may be required to undertake a costly redesign of our products if third- party software development tools become an industry standard or cause obsolescence of our toolsets.

Several businesses have focused on providing software development tools and each of them is attempting to establish its own tools as the accepted industry standard. If a software product were to emerge as a clearly established and widely accepted industry standard or if rising expectations of toolsets of applications cause our toolsets to become obsolete, we may not be able to adapt our tools appropriately or rapidly enough to satisfy market demand. In addition, we could be forced to abandon or modify our tools or to redesign our software products to accommodate the new industry standard. This would be expensive and time-consuming and may adversely affect results of operations and the financial condition of our business. Our failure to drive or adapt to new and changing industry standards or third-party interfaces could adversely affect sales of our products and services.

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

Some businesses choose to access enterprise software applications through hosted “on demand” services or application service providers who distribute enterprise software through a hosted subscription service. We do not currently have our own “on demand” hosting program for our products and have had limited success with channel partners who serve as application service providers for customers. If these alternative distribution models gain popularity, we may not be able to compete effectively in this environment.

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

If one of our developers embedded open source components into one of our products, without our knowledge or authorization, our ownership and licensing of that product could be in jeopardy.  Depending on the open source license terms, the use of an open source component could mean that all products delivered with that open source component become part of the open source community.  In that case, we would not own those delivered products and could not charge license fees for those products.  We currently take steps to train our developers and monitor the content of products in development, but there is no assurance that these steps will always be effective.

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

To help improve margins and gain operational efficiencies, many software businesses have outsourced portions of their software development and software services to businesses located in India or other parts of the world. In February 2004, we entered into an offshore agreement with a third-party based in India to provide certain software support services for our products. We have recently expanded our efforts to use this third-party to assist us in providing lower cost implementation services for customers. We have limited experience with these types of outsourcing and may be unable to achieve the anticipated economic efficiencies expected of this arrangement.

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

Control by existing stockholders could significantly influence matters requiring stockholder approval.

As of August 31, 2005, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 16.6% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  In addition, certain of our stockholders have agreed to irrevocable undertakings with Intentia International AB, under which those shareholders have given their proxy to affiliates of Intentia to vote an aggregate of 34,967,320 of our shares in favor of the proposed acquisition of Intentia.

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

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Annual Report on Forms 10-K and 10-K/A for the fiscal year ended May 31, 2005 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

As required by Rule 13a-15(b) under the Securities Exchange Act of 1934, as amended we conducted an evaluation under the supervision and with the participation of our management, including the Chief Executive Officer and the Chief Financial Officer, of the effectiveness of our disclosure controls and procedures as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that our disclosure controls and procedures are effective in ensuring that all information required to be disclosed in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms. There was no change in our internal control over financial reporting that occurred during the most recent fiscal quarter that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Unregistered Sales of Equity Securities

Between June 1, 2005 and August 31, 2005 the Company issued 144,208 common shares pursuant to the exercise of an outstanding stock warrant in reliance upon Rule 144(k) of the Securities Act of 1933 as amended.

(b) Use of Proceeds

As of August 31, 2005, we held $114.5 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended August 31, 2005, we used approximately $0.4 million for capital expenditures and $1.0 million for the repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	10.5	Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.

	10.18	Form of Stock Option Agreement under 2001 Stock Incentive Plan.

	10.19	Form of Stock Option Agreement under 2001 Stock Option Incentive Plan (with additional terms regarding acceleration of vesting).

	31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act Harry Debes.

	31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

	32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 10, 2005

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER		DESCRIPTION OF DOCUMENTS

10.5	(1)	Modified Master Relationship Agreement and an OEM Software Agreement between Lawson Software, Inc. and International Business Machines Corporation.

10.18	(2)	Form of Stock Option Agreement under 2001 Stock Incentive Plan.

10.19	(2)	Form of Stock Option Agreement under 2001 Stock Incentive Plan (with additional terms regarding acceleration of vesting).

31.1	(3)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	(3)	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

32.1	(3)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	(3)	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

(1)     Filed herewith. Confidential information is omitted from this exhibit and filed separately with the Securities and Exchange Commission accompanied by a confidential treatment request pursuant to Rule 24b-2 under the securities Exchange Act of 1934, as amended.

(2)               Incorporated by reference to the Form 10-Q filed January 7, 2005

(3)               Filed herewith