Form 10-Q/A
period 2005-08-31
LAWSON SOFTWARE INC
filed 2005-10-17
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

(Amendment No. 1)

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED August 31, 2005

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM                    TO

Commission file number 000-33335

LAWSON SOFTWARE, INC.

(Exact name of registrant as specified in its charter)

DELAWARE	41-1251159
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification Number)

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

The number of shares of the registrant’s common stock outstanding as of October 6, 2005 was 102,293,304.

This Form 10-Q/A amends only the number of shares of the registrant’s common stock outstanding as of October 6, 2005, as shown on the bottom of the cover page of this amendment.  The bottom of the cover page to the Form 10-Q filed on October 11, 2005 showed the combined number of outstanding shares and treasury shares of the registrant’s common stock as of October 6, 2005 (113,502,390 shares), rather than excluding treasury shares. After excluding treasury shares, the number of outstanding shares of the registrant’s common stock as of October 6, 2005 was 102,293,304.

Item 6. Exhibits.

(a)

3.             Exhibits.  The exhibits filed or incorporated by reference in response to Item 601 of Regulation S-K are listed in the Index to Exhibits.

Number	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert G. Barbieri

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 14, 2005

LAWSON SOFTWARE, INC.

/s/ ROBERT G. BARBIERI
Robert G. Barbieri Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

Index to Exhibits

Number	Description
31.1	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Harry Debes
31.2	Certification Pursuant to Section 302 of Sarbanes-Oxley Act—Robert G. Barbieri