Form 10-Q
period 2005-11-30
LAWSON SOFTWARE INC
filed 2006-01-09
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒                                 QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED November 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES ☐ NO ☒

The number of shares of the registrant’s common stock outstanding as of January 3, 2006 was 103,164,474

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	November 30, 2005	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$172,697	$187,744
Marketable securities	87,380	43,099
Trade accounts receivable, net	48,932	42,907
Deferred income taxes	9,314	9,314
Prepaid expenses and other assets	12,841	19,260
Total current assets	331,164	302,324

Long-term marketable securities	715	3,770
Property and equipment, net	11,634	13,574
Goodwill	43,175	43,407
Other intangible assets, net	27,481	31,939
Deferred income taxes	21,320	21,385
Other assets	6,421	4,319
Total assets	$441,910	$420,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$1,048	$1,836
Accounts payable	10,462	12,003
Accrued compensation and benefits	18,465	17,656
Other accrued liabilities	17,809	15,848
Deferred revenue	73,103	76,571
Total current liabilities	120,887	123,914
Other long-term liabilities	4,333	3,749
Total liabilities	125,220	127,663
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 114,152 and 112,414 shares issued, respectively; 102,971 and 100,619 shares outstanding, at November 30, 2005 and May 31, 2005, respectively	1,142	1,124
Additional paid-in capital	350,913	338,666
Treasury stock, at cost; 11,181 and 11,795 shares at November 30, 2005 and May 31, 2005, respectively	(70,924)	(72,348)
Deferred stock-based compensation	(327)	(41)
Retained earnings	33,466	22,733
Accumulated other comprehensive income	2,420	2,921
Total stockholders’ equity	316,690	293,055
Total liabilities and stockholders’ equity	$441,910	$420,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Six Months Ended
	November 30, 2005	November 30, 2004	November 30, 2005	November 30, 2004
Revenues:
License fees	$18,121	$13,195	$36,725	$26,446
Services	70,916	69,804	140,226	139,238
Total revenues	89,037	82,999	176,951	165,684
Cost of revenues:
Cost of license fees	2,774	2,904	5,195	5,279
Cost of services	33,917	37,048	66,637	73,504
Total cost of revenues	36,691	39,952	71,832	78,783

Gross profit	52,346	43,047	105,119	86,901

Operating expenses:
Research and development	14,050	15,654	28,550	31,301
Sales and marketing	19,465	19,578	38,437	40,535
General and administrative	10,039	7,911	26,911	16,161
Restructuring (Note 7)	(5)	5,465	5	5,390
Amortization of acquired intangibles	357	384	731	769
Total operating expenses	43,906	48,992	94,634	94,156

Operating income (loss)	8,440	(5,945)	10,485	(7,255)

Other income:
Interest income	2,367	907	4,672	1,564
Interest expense	(19)	(15)	(25)	(28)
Total other income	2,348	892	4,647	1,536

Income (loss) before income taxes	10,788	(5,053)	15,132	(5,719)
Provision (benefit) for income taxes	4,232	(2,033)	4,399	(2,282)
Net income (loss)	$6,556	$(3,020)	$10,733	$(3,437)

Net income (loss) per share:
Basic	$0.06	$(0.03)	$0.11	$(0.03)
Diluted	$0.06	$(0.03)	$0.10	$(0.03)
Shares used in computing net income (loss) per share:
Basic	102,428	98,316	101,790	98,305
Diluted	107,134	98,316	106,298	98,305

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Six Months Ended
	November 30, 2005	November 30, 2004
Cash flows from operating activities:
Net income (loss)	$10,733	$(3,437)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	7,292	8,482
Deferred income taxes	65	161
Provision for doubtful accounts	(1,104)	988
Tax benefit from stockholder transactions for option activity	1,809	1,858
Amortization of stock-based compensation	239	107
Stock-based compensation	6,368	—
Amortization of discount on notes payable	18	48
Amortization of (premium) discount on marketable securities	(37)	89
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(4,921)	16,088
Prepaid expenses and other assets	6,726	(2,258)
Accounts payable	(1,541)	(2,699)
Accrued and other liabilities	(1,045)	(3,723)
Income taxes payable	2,457	(999)
Deferred revenue and customer deposits	(3,632)	(8,765)
Net cash provided by operating activities	23,427	5,940

Cash flows from investing activities:
Cash paid in conjunction with acquisition (Note 5)	(2,407)	—
Purchases of marketable securities	(92,721)	(382,014)
Sales and maturities of marketable securities	51,496	356,007
Purchases of property and equipment	(1,112)	(1,675)
Net cash used in investing activities	(44,744)	(27,682)

Cash flows from financing activities:
Principal payments on long term debt	(967)	(482)
Exercise of stock options	5,740	3,847
Issuance of treasury shares for employee stock purchase plan	1,497	2,368
Repurchase of common stock	—	(10,000)
Net cash provided by (used in) financing activities	6,270	(4,267)
Decrease in cash and cash equivalents	(15,047)	(26,009)
Cash and cash equivalents at beginning of period	187,744	72,396
Cash and cash equivalents at end of period	$172,697	$46,387

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and six month periods ended November 30, 2005, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2006. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States.  The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Forms 10-K and Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2005.

Reclassifications

During fiscal 2005, the Company concluded that it was appropriate to classify its Dutch auction rate securities as marketable securities in accordance with Statement of Financial Accounting Standard (SFAS) No. 95, “Statement of Cash Flows”. Dutch auction rate securities are investments that are typically backed by preferred stock or long-term, variable-rate debt instruments whose interest rates are reset at predetermined short-term intervals through a Dutch auction process. Previously, such investments had primarily been classified as cash and cash equivalents. Accordingly, the Company has made corresponding reclassifications to the Condensed Consolidated Statement of Cash Flows for the six months ended November 30, 2004, to reflect the gross purchases and sales and maturities of these securities as investing activities rather than as a component of cash and cash equivalents. Purchases of marketable securities were originally reported as $58,824 and were reclassified to $382,014. Sales and maturities of marketable securities were originally reported as $98,567 and were reclassified to $356,007. Cash and cash equivalents – beginning of the period was originally reported as $79,996 and was reclassified to $72,396. Cash and cash equivalents – end of the period was originally reported as $119,737 and was reclassified to $46,387. These changes in classification do not affect the Company’s previously reported Condensed Consolidated Statements of Operations for any period.

In addition to the reclassifications made to the interim accounting periods presented in this Form 10-Q, reclassifications were made to the annual financial statements.  The table below presents the changes made to the annual financial statements.  The Previously Reported column presents the figures as originally presented prior to the reclassification.  The Reclassified column presents the figures as reported in the Company’s Annual Report on Forms 10-K and Form 10-K/A filed for the fiscal year ended May 31, 2005.

Consolidated Balance Sheet	May 31, 2004
	Previously Reported	Reclass	Reclassified

Cash and cash equivalents	$79,996	$(7,600)	$72,396
Marketable securities	120,465	7,600	128,065
Total	$200,461	$—	$200,461

Consolidated Statement of Cash Flow	Year Ended May 31, 2004
	Previously Reported	Reclass	Reclassified

Purchases of marketable securities	$(173,044)	$(457,655)	$(630,699)
Sales and maturities of marketable securities	150,529	493,255	643,784
Net change	$(22,515)	$35,600	$13,085

The net impact of the $35.6 million reclass decreased the total cash used in investing activities for the year by a similar amount.

Consolidated Statement of Cash Flow	Year Ended May 31, 2003
	Previously Reported	Reclass	Reclassified

Purchases of marketable securities	$(232,059)	$(271,060)	$(503,119)
Sales and maturities of marketable securities	280,814	229,560	510,374
Net change	$48,755	$(41,500)	$7,255

The net impact of the $41.5 million reclass decreased the total cash provided by investing activities for the year by a similar amount.

2.             STOCK-BASED COMPENSATION

The Company accounts for stock-based employee compensation arrangements in accordance with the provisions of Accounting Principles Board (APB) Opinion No. 25, “Accounting for Stock Issued to Employees,” and complies with the disclosure provisions of SFAS No. 123, “Accounting for Stock-Based Compensation” and SFAS No. 148 “Accounting for Stock-Based Compensation-Transition and Disclosure, an amendment of Financial Accounting Standards Board (FASB) Statement No. 123.”

The Company has adopted the disclosure-only provisions of SFAS No. 123. For purposes of the pro forma disclosures below, the estimated fair value of the options is amortized to expense over the options’ vesting period. Had compensation cost for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s net income (loss) and net income (loss) per share would have been adjusted to the pro forma amounts indicated below (in thousands, except per share amounts):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income (loss):
As reported	$6,556	$(3,020)	$10,733	$(3,437)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	65	51	4,044	65
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,223)	(1,585)	(3,459)	(3,531)
Pro forma net income (loss)	$5,398	$(4,554)	$11,318	$(6,903)

Net income (loss) per share:
Basic:
As reported	$0.06	$(0.03)	$0.11	$(0.03)
Pro forma	$0.05	$(0.05)	$0.11	$(0.07)
Diluted:
As reported	$0.06	$(0.03)	$0.10	$(0.03)
Pro forma	$0.05	$(0.05)	$0.11	$(0.07)

During the six months ended November 30, 2005, the Company recognized $4.0 million of after-tax stock-based employee compensation expense that included a $3.8 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer.  The agreement was deemed to be a modification of previously granted options and therefore resulted in an intrinsic value charge for option expense under APB No. 25.  In calculating the pro forma net income (loss) under
SFAS No.123 for the three and six months ended November 30, 2005, $1.2 million and $3.5 million respectively, net of related tax effects, were deducted from net income (loss) representing the total stock-based employee compensation expense that was determined under the fair value based method for all awards.  The options for the former president and chief executive officer that were deemed modified were 100% vested and therefore under the fair value based method only $0.4 million in option expense was included as expense in the pro forma calculation relating to the incremental value on the modified options as compared with the options before modification for the six months ended November 30, 2005.

Additionally, during the six months ended November 30, 2005, all “out-of-the-money” options for all Section 16b officers and directors as of June 1, 2005 were modified to permit a two year exercise window after termination.  While this required no charge in the Company’s income statement under APB No. 25, there was an after-tax fair value charge included in the pro forma charge above of $0.3 million for the six months ended November 30, 2005. The total of both modifications under SFAS No. 123 was
$0.7 million for the six months ended November 30, 2005.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Basic earnings per share computation:
Net income (loss) applicable to common stockholders	$6,556	$(3,020)	$10,733	$(3,437)
Weighted average common shares – basic	102,428	98,316	101,790	98,305
Basic net income (loss) per share	$0.06	$(0.03)	$0.11	$(0.03)

Diluted earnings per share computation:
Net income (loss) applicable to common stockholders	$6,556	$(3,020)	$10,733	$(3,437)
Shares calculation:
Weighted average common shares – basic	102,428	98,316	101,790	98,305
Effect of dilutive stock options	4,606	—	4,366	—
Effect of restricted stock	100	—	99	—
Effect of dilutive warrants	—	—	43	—
Weighted average common shares – diluted	107,134	98,316	106,298	98,305
Diluted net income (loss) per share	$0.06	$(0.03)	$0.10	$(0.03)

Potentially dilutive shares of common stock excluded from the diluted net income (loss) per share computations were 2.0 million and 19.9 million as of November 30, 2005 and 2004, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potentially dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”).
SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities are required to apply
SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Based on the Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s Consolidated Statements of Operations, however the Company is currently evaluating the impact. Historically, had compensation costs for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s diluted earnings per share would have been reduced by $0.06, $0.05, and $0.05, respectively, for the years ended May 31, 2005, May 31, 2004, and May 31, 2003, as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed for the fiscal year ended May 31, 2005.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections – A replacement of APB Opinion No. 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle. This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with the Company’s first quarter of fiscal 2007.

5.             PENDING BUSINESS COMBINATION

On June 2, 2005, the Company entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. The Company and Intentia plan to effect their business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in exchange for shares of the Company’s common stock. Under the Offer, the Company would issue approximately 81 million shares of its common stock, with an aggregate transaction value of approximately $460 million, based on the average closing price of the Company’s common stock beginning two days before and ending two days after the June 2, 2005 announcement date.  The transaction value has been adjusted from approximately $464 million as previously reported due to a revision to the estimated transaction costs used in valuing this transaction.  The revision, however, does not have any impact on the exchange ratios of the Exchange Offer between Lawson and Intentia. The Offer is expected to result in the Company’s stockholders owning approximately 56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent, based on the Company’s capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method.

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. The Company intends to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date.  The Company has incurred approximately $9.8 million of costs related to the acquisition, of which $6.1 million has been capitalized as directly related to the transaction and eligible for inclusion as part of the purchase price. During the three and six months ended November 30, 2005, $1.6 million and $2.9 million, respectively, of costs related to the acquisition were charged to operations.

6.             COMPREHENSIVE INCOME (LOSS)

The following table summarizes the components of comprehensive income (loss) (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Net income (loss)	$6,556	$(3,020)	$10,733	$(3,437)
Unrealized (loss) gain on available-for-sale investments, net of taxes (benefit) of $(10) and $(0.6) for the three months ended November 30, 2005 and 2004, respectively, and $(13) and $15 for the six months ended November 30, 2005 and 2004, respectively.	(15)	(1)	(21)	25
Foreign currency translation adjustment	(551)	1,014	(480)	866
Other comprehensive (loss) income	(566)	1,013	(501)	891
Comprehensive income (loss)	$5,990	$(2,007)	$10,232	$(2,546)

7.             RESTRUCTURING

During the three months ended November 30, 2005 and 2004, the Company recorded restructuring adjustments resulting in a reversal of $0.01 million and a charge of $5.5 million, respectively. For the six months ended November 30, 2005 and 2004, the Company recorded charges of $0.01 million and $5.4 million, respectively.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43(“SFAS No. 112”), resulted in a charge for severance and related benefits of $2.9 million, net of a reversal of $0.03 million subsequent to the initial charge within fiscal 2005. The reduction included employees who worked in operations, marketing, sales, research and development, maintenance and services. There were no cash payments made during the three and six months ended November 30, 2005, respectively. All employee reductions and related cash payments were substantially completed as of November 30, 2005. The Company adjusted the remaining accrual to cover additional costs that are anticipated to be incurred. The remaining cash payments are expected to be completed during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balances as of November 30, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$29
Adjustments to provision	13
Balance, November 30, 2005	$42

At November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a $2.2 million charge for severance and related benefits, net of a reversal of $0.3 million subsequent to the initial charge within fiscal 2005, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2005 for the Phase II plan were $2.0 million. There were no cash payments made during the three months ended November 30, 2005.  There was $0.01 million in cash payments made during the six months ended November 30, 2005.  All employee reductions and related cash payments were substantially completed as of November 30, 2005.  The Company adjusted the remaining accrual for costs that are no longer anticipated to be incurred. The remaining cash payments are expected to be completed during fiscal 2006.

The following table sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of November 30, 2005, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$114
Cash payments	(14)
Adjustments to provision	(25)
Balance, November 30, 2005	$75

Fiscal 2004 Restructuring

In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred $2.3 million in restructuring charges for severence and related benefits. The fiscal 2004 plan resulted in the reduction of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and adminstrative and sales and marketing, primarily in the United States. During the three months ended August 31, 2004, the Company recorded a $0.03 million reversal of restructuring charges for certain employee costs it determined would not be incurred.

There was $0.1 million in cash payments made during the six months ended November 30, 2005. The Company adjusted the remaining accrual to cover additional costs that were incurred in the final cash payments of the plan.

The following table sets forth the restructuring reserve activity reflecting the completion of the fiscal 2004 restructuring plan as of November 30, 2005 (in thousands):

Severance and related benefits
Balance, May 31, 2005	$62
Cash payments	(104)
Adjustments to provision	42
Balance, November 30, 2005	$—

Fiscal 2003 Restructuring

In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred $5.8 million in restructuring charges, which included $4.7 million of severence and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the reduction of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. During the three months ended August 31, 2004, the Company recorded a reversal of restructuring charges of $0.05 million for certain employee costs it determined would not be incurred. During fiscal 2005, the Company completed its obligations under the restructuring plan and no further adjustments have been made in fiscal 2006.

Fiscal 2002 Restructuring

In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred $3.3 million in restructuring charges, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. During fiscal 2003, the Company recorded $0.2 million in additional charges associated with finalization of lease termination agreements. The plan resulted in the reduction of 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. There was $0.01 million in cash payments made during the six months ended November 30, 2005.  The Company adjusted the remaining accrual to cover additional costs that were incurred in the final cash payments of the plan.

The following table sets forth the restructuring reserve activity reflecting the completion of the fiscal 2002 restructuring plan as of November 30, 2005 (in thousands):

Facilities
Balance, May 31, 2005	$30
Cash payments	(5)
Adjustments to provision	(25)
Balance, November 30, 2005	$—

8.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the six months ended November 30, 2005, are as follows (in thousands):

Balance as of May 31, 2005	$43,407
Contingency consideration earned	200
Currency translation effect	(432)
Balance as of November 30, 2005	$43,175

Acquired intangible assets subject to amortization were as follows (in thousands):

	November 30, 2005			May 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Maintenance contracts	$22,940	$(6,304)	$16,636	$22,940	$(4,316)	$18,624
Acquired technology	14,109	(9,952)	4,157	14,234	(8,417)	5,817
Customer lists	11,096	(4,477)	6,619	11,217	(3,879)	7,338
Non-compete agreements	513	(444)	69	628	(468)	160
	$48,658	$(21,177)	$27,481	$49,019	$(17,080)	$31,939

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for customer lists, and the term of the agreement for non-compete agreements. Intangible assets for maintenance contracts are amortized under an accelerated amortization method, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue. For the three months ended
November 30, 2005 and 2004, there was $2.2 million in amortization expense for intangible assets.  For the six months ended November 30, 2005 and 2004, there was $4.3 million and $4.4 million, respectively in amortization expense for intangible assets.  Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2006 (remaining 6 months)	$4,175
2007	6,955
2008	4,664
2009	3,637
2010	3,005
Thereafter	5,045
$27,481

9.             COMMITMENTS AND CONTINGENCIES

The Company has outstanding contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $5.7 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration earned is paid in cash and recorded as additional goodwill. During the three and six months ended November 30, 2005, $0.2 million in additional consideration had been earned and recorded and $1.0 million expired under these agreements.

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

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, and a Master Relationship Agreement (MRA). Under these agreements, the Company is reselling its business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company will pay royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and will also pay IBM annual maintenance fees for each applicable customer.  The royalty and maintenance payments to IBM will be based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by the Company for two additional one-year terms.  During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If the Company elects early termination at any time during the initial three-year term, the Company would pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.  The Company has made cash payments of $1.7 million according to the terms of the modified OEM Software Agreement during the six months ended November 30, 2005. In addition, the Company recorded $0.2 million as other accrued liabilities on the November 30, 2005 Condensed Consolidated Balance Sheet, representing the prorated portion of the $0.6 million annual minimum owed in the initial year of the contract.

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink Inc. (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”). The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs. Under the Agreement, the Company paid $1.1 million in the six months ended November 30, 2005, and is contractually committed to pay an additional $1.0 million within the next twelve months that has been recorded as other accrued liabilities at November 30, 2005. Approximately $1.6 million of fees is being amortized on a straight line basis over the term of the Agreement and is reflected as sales and marketing expenses and approximately $0.5 million is being amortized over the same period the revenue is being recognized and is reflected as cost of license fees. In addition, the Company will pay additional fees when sales volumes meet established criteria throughout the term of the contract.

In February 2004, the Company entered into an offshore agreement with a third-party to provide software customer support services. If the Company terminates this agreement prior to its initial twenty-four month term, a termination fee would be incurred equal to the sum of the previous six months service charges, estimated to be $2.0 million. Management is of the opinion that the agreement will not be terminated within the initial twenty-four month period and therefore has not accrued any termination fees.

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

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Revenues:
Domestic operations	$84,114	$78,636	$168,691	$156,607
International operations	4,923	4,363	8,260	9,077
Consolidated	$89,037	$82,999	$176,951	$165,684

	November 30, 2005	May 31, 2005
Long-lived assets:
Domestic operations	$68,616	$73,925
International operations	13,674	14,995
Consolidated	$82,290	$88,920

The following table presents revenues for license fees, customer support and consulting services (in thousands):

	Three Months Ended November 30,		Six Months Ended November 30,
	2005	2004	2005	2004
Components of revenues:
License fees	$18,121	$13,195	$36,725	$26,446
Services:
Consulting	26,362	26,904	52,059	55,656
Customer support	44,554	42,900	88,167	83,582
Total services	70,916	69,804	140,226	139,238
Total revenues	$89,037	$82,999	$176,951	$165,684

11.          COMMON STOCK REPURCHASES

In June 2003, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means. During the six months ended November 30, 2004, the Company completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased shares, which remain in treasury, will be used for general corporate purposes.

12.          STOCK WARRANT

On July 18, 2005, a stock warrant issued in fiscal 2001 with a five-year life, was exercised allowing its holder to purchase 1.0 million shares of the Company’s common stock at an exercise price of $4.64 per share. The warrant was exercised on a net basis, resulting in the issuance of  0.1 million shares of common stock from treasury, which resulted in a $0.3 million reduction to additional paid-in capital during the first quarter of fiscal 2006.  As of November 30, 2005, there are no more outstanding stock warrants.

13.          STOCK COMPENSATION

Amendments to Stock Option Agreements

Effective on June 1, 2005, the Company amended the stock options held by each of its non-employee directors to: (1) fully vest and eliminate the Company’s call right to purchase shares issued after exercise and (2) allow those options to be exercised until the earlier of two years after resignation as a director or ten years after the date of grant. This change resulted in recognizing $0.1 million in compensation expense included in general and administrative expenses in the Condensed Consolidated Statements of Operations during the first quarter of fiscal 2006 because a portion of these options were “in-the-money” at the time they were immediately vested.

Effective on June 1, 2005, the Company amended the stock options that have an exercise price per share greater than or equal to $5.95 (the closing price on NASDAQ on June 1, 2005) and that are held by each officer who was subject to the reporting requirements of Section 16 of the Securities Exchange Act of 1934, to allow that officer to exercise the options that are unexercised and vested as of that officer’s employment termination date until the earlier of two years after termination of employment or ten years after the date of grant.  Stock options previously granted to any Section 16 reporting person with an exercise price per share of less than $5.95 were not amended. This stock-based compensation change resulted in no impact to the Condensed Consolidated Statements of Operations in the first quarter of fiscal 2006.

Restricted Stock Award

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its newly appointed president and chief executive officer. The shares, with a $0.5 million market value at date of grant, shall vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events.  The market value of the restricted stock was recorded as unearned compensation, a component of shareholders’ equity, and is being amortized over the respective vesting periods. For the three and six months ended November 30, 2005 amortization of the unearned compensation related to restricted stock was
$0.1 million and $0.2 million, respectively.

Stock Compensation Charge

During the first quarter of fiscal 2006, the Company recorded a $6.3 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer, which among other terms provided that he remain available to the Company in a part-time employment status for a period of up to two years.  That agreement was deemed to be a modification of previously granted options, resulting in a non-cash charge for option expense.  The charge is included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the six months ended November 30, 2005.

14.          INCOME TAXES

The quarterly tax expense is measured using an estimated annual tax rate for the period. At November 30, 2005, the Company’s estimated annual tax rate was 39.7%. The Company’s effective tax rate was 39.2% and 40.2% for the three months ended November 30, 2005 and 2004, respectively.  The Company’s overall effective tax rate was 29.1% and 39.9% for the six months ended November 30, 2005 and 2004, respectively. The decrease in the effective tax rate for the six months ended November 30, 2005 as compared to the same prior year period was primarily the result of the Company releasing $1.6 million of tax reserves in the first quarter of fiscal 2006.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; positive or negative changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes.  The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discreet items is booked entirely in the quarter in which the discrete event occurs.

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Forward-Looking Statements

In addition to historical information, this Form 10-Q contains forward-looking statements. These forward-looking statements are made in reliance upon the safe harbor provisions of the Private Securities Litigation Reform Act of 1995.  The words “believe,” “expect,” “anticipate,” “intend,” “estimate,” “forecast,” “project,” “should” and similar expressions are intended to identify “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements include, among others, statements about our future performance, the continuation of historical trends, the sufficiency of our sources of capital for future needs, the effects of acquisitions and the expected impact of recently issued accounting pronouncements. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those reflected in the forward-looking statements. Factors that might cause such a difference include, but are not limited to, those discussed in the section entitled “Management’s Discussion and Analysis of Financial Condition and Results of Operations—Factors That May Affect Our Future Results or the Market Price of Our Stock.” Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management’s opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements based on circumstances or events, which occur in the future. Readers should carefully review the risk factors described in this report on Form 10-Q and in other documents we file from time to time with the Securities and Exchange Commission (SEC).

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

5. PENDING BUSINESS COMBINATION

On June 2, 2005, we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in all-stock transaction. We plan to effect our business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in exchange for shares of our common stock. Under the Offer, we would issue approximately 81 million shares of our common stock, with an aggregate transaction value of approximately $460 million, based on the average closing price of our common stock beginning two days before and ending two days after the June 2, 2005 announcement date. The transaction value has been adjusted from approximately $464 million as previously reported due to a revision to the estimated transaction costs used in valuing this transaction. The revision, however, does not have any impact on the exchange ratios of the Exchange Offer. The Offer is expected to result in our stockholders owning approximately $56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent, based on our capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method.

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. We intend to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date.

On November 21, 2005 we announced that we had made our initial filing of a proxy statement and prospectus as part of a Form S-4 registration statement, with the SEC under the name Lawson Holdings, Inc. The registration statement provides the details of the previously announced offer for the shares and warrants in Intentia International AB. The S-4 also contains a proxy statement that will be used to solicit certain actions by Lawson shareholders, including approval of the merger agreement and issuance of new shares. The registration statement has not yet become effective.

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

The significant judgments for revenue recognition typically involve whether collectibility can be considered probable and whether fees are fixed or determinable. In addition, our transactions often consist of multiple element arrangements, which typically include license fees, customer support fees and professional service fees.  These multiple element arrangements must be analyzed to determine the relative fair value of each element, the amount of revenue to be recognized upon shipment, if any, and the period and conditions under which deferred revenue should be recognized.

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees and recognized as the services are performed. Software arrangements which include certain fixed-fee service components are recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amount of judgment involved in addressing significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology can impact the amounts of revenue and related expenses reported in the consolidated financial statements. Our specific revenue recognition policies are as follows:

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

We are required to evaluate the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish or reverse some or all of the valuation allowance, we must include an expense or expense reversal within the tax provision included in the Condensed Consolidated Statements of Operations. As of November 30, 2005 and May 31, 2005, the Condensed Consolidated Balance Sheets include net deferred tax assets in the amount of $30.6 million and $30.7 million, respectively. We have evaluated and determined that no additional adjustment, positive or negative, is required to the valuation allowance as of November 30, 2005.

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

Although we had cumulative pre-tax income for financial reporting purposes for the twelve cumulative quarters ended November 30, 2005, we did not pay any significant income taxes during that period because tax deductions from the exercise of stock options granted prior to our initial public offering generated tax operating losses.  In assessing the future realization of our deferred tax assets as of November 30, 2005, we considered both positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past twelve cumulative quarters; a one year income look back; the estimated impact of future tax deductions from the exercise of stock options outstanding as of November 30, 2005; and the estimated future taxable income based on historical operating results.

We estimate, based largely on historical income, that it may take ten years or more before we fully utilize our current U.S. based deferred tax assets associated with the tax loss and tax credit carryforwards. After giving consideration to these factors, we concluded that it was more likely than not that tax loss carryforwards and other tax credit carryforwards that expire within the next ten years will not be utilized. For the three and six months ended November 30, 2005, we determined that there was no additional valuation allowance or reversal of valuation allowance required.

We also concluded that it was more likely than not that the net deferred tax assets of $30.6 million as of November 30, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding as of November 30, 2005, would be utilized prior to expiring in greater than ten years. Based on this conclusion, we would require approximately $115.1 million in cumulative future taxable income to be generated at various times over the next twenty years to realize the related net deferred tax assets of $30.6 million as of November 30, 2005, as well as the estimated future tax deductions from the exercise of stock options outstanding as of November 30, 2005.

In the event that we adjust estimates of future taxable income or tax deductions from the exercise of stock options, or our stock price changes significantly without a corresponding change in taxable income, we may need to establish an additional valuation allowance or reverse some or all of the existing valuation allowance, which could materially impact our financial position and results of operations.

Contingencies.  We are subject to the possibility of various loss contingencies in the normal course of business. We accrue for loss contingencies when a loss is estimatable and probable.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated:

	Three Months Ended		Six Months Ended		Percent of Dollar Change 2005 vs. 2004
	November 30,		November 30,			Year-
	2005	2004	2005	2004	Quarter	to-Date

Revenues:
License fees	20.4%	15.9%	20.8%	16.0%	37.3%	38.9%
Services	79.6	84.1	79.2	84.0	1.6	0.7
Total revenues	100.0	100.0	100.0	100.0	7.3	6.8

Cost of revenues:
Cost of license fees	3.1	3.5	2.9	3.2	(4.5)	(1.6)
Cost of services	38.1	44.6	37.7	44.4	(8.5)	(9.3)
Total cost of revenues	41.2	48.1	40.6	47.6	(8.2)	(8.8)

Gross margin	58.8	51.9	59.4	52.4	21.6	21.0

Operating expenses:
Research and development	15.8	18.9	16.2	18.9	(10.2)	(8.8)
Sales and marketing	21.9	23.6	21.7	24.4	(0.6)	(5.2)
General and administrative	11.2	9.5	15.2	9.8	26.9	66.5
Restructuring	0.0	6.6	0.0	3.3	—	—
Amortization of acquired intangibles	0.4	0.5	0.4	0.4	(7.0)	(4.9)
Total operating expenses	49.3	59.1	53.5	56.8	(10.4)	0.5

Operating income (loss)	9.5	(7.2)	5.9	(4.4)	242.0	244.5

Other income	2.6	1.1	2.6	0.9	163.2	202.5
Income (loss) before income taxes	12.1	(6.1)	8.5	(3.5)	313.5	364.6
Provision (benefit) for income taxes	4.7	(2.5)	2.4	(1.4)	308.2	292.8
Net income (loss)	7.4%	(3.6)%	6.1%	(2.1)%	317.1%	412.3%

Three Months Ended November 30, 2005 Compared With Three Months Ended November 30, 2004

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support. Total revenues increased to $89.0 million for the three months ended November 30, 2005 from $83.0 million for the three months ended November 30, 2004, representing a 7.3% increase. The $6.0 million increase in total revenues was attributed to a $4.9 million increase in license fees and a $1.1 million increase in services.

License Fees.    Revenues from license fees increased to $18.1 million for the three months ended November 30, 2005 from $13.2 million for the three months ended November 30, 2004, representing a 37.3% increase. The $4.9 million increase from the prior year period resulted from a 71.1% increase in the average selling price of our licensing transactions, offset by a 16.1% decrease in the number of licensing transactions.  During the three months ended November 30, 2005, we closed six licensing transactions greater than $1 million each as compared to two closed licensing transactions greater than $1 million each during the prior year period.  This increase in large transactions was the primary factor for the increase in license fee revenues during the quarter.  The size and number of licensing transactions varies each quarter and as a result, the 71.1% increase in average selling price may not be indicative of future performance.

Revenues from license fees include transactions with new clients and existing clients.  The number of licensing transactions with new clients increased by 38.1% over the prior year period.  Of the six licensing transactions greater than $1 million each, the majority were with new clients for the three months ended November 30, 2005.  The increase in new client sales is due in part because Lawson is being selected more frequently to bid on potential transactions.  Before the Oracle/Peoplesoft merger was completed a year ago, we were encountering uncertainty in the market place.  Since our average sales cycle is nine months, deals that were started after the merger was completed are beginning to be reflected in the first and second quarter fiscal 2006 results.  In addition, most of our targeted public company clients have completed their initial year of Sarbanes-Oxley compliance, which has freed up their time and resources to facilitate some of the increase in sales activity.  Revenues from license fees as a percentage of total revenues for the three months ended November 30, 2005 and 2004 were 20.4% and 15.9%, respectively.

Services.    Revenues from services increased to $70.9 million for the three months ended November 30, 2005 from $69.8 million for the three months ended November 30, 2004, representing a 1.6% increase.  The $1.1 million increase in services includes a $1.7 million increase in customer support revenue that was partially offset by a $0.5 million decrease in consulting revenue. The $1.7 million increase in customer support revenue was primarily due to general price increases. The $0.5 million decrease in consulting revenue was primarily due to the decline in fiscal year 2005 license contracting activity as compared to the fiscal year 2004, which resulted in fewer consulting opportunities during the second quarter of fiscal 2006.  As contracting volumes continue to increase, service revenues are expected to show growth in subsequent quarters.   Service revenues as a percentage of total revenues for the three months ended November 30, 2005 and 2004 were 79.6% and 84.1%, respectively.

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

Cost of license fees decreased to $2.8 million for the three months ended November 30, 2005 from $2.9 million for the three months ended November 30, 2004, despite an increase in license fees, primarily as a result of a significant decline in the proportion of third-party sales in our revenue mix.  Cost of license fees as a percentage of total revenues for the three months ended
November 30, 2005 and 2004 were 3.1% and 3.5%, respectively. Gross margin on revenue from license fees was 84.7% and 78.0% for the three months ended November 30, 2005 and 2004, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004.  Cost of services decreased to $33.9 million for the three months ended November 30, 2005 from $37.0 million for the three months ended November 30, 2004, representing an 8.5% decrease.  The $3.1 million decrease in cost of services was primarily due to a $2.6 million decrease in employee costs resulting from workforce reductions primarily related to restructuring initiatives, and a $0.3 million decrease in depreciation expenses as a result of efforts to maintain capital expenditures.  Cost of services as a percentage of total revenues for the three months ended November 30, 2005 and 2004 was 38.1% and 44.6%, respectively.  Gross margin on services revenues was 52.2% and 46.9% for the three months ended November 30, 2005 and 2004, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses decreased to $14.1 million for the three months ended November 30, 2005 from $15.7 million for the three months ended November 30, 2004, representing a 10.2% decrease. The $1.6 million decrease in research and development was primarily due to a $0.7 million decrease in employee and related costs resulting from workforce reductions, a $1.1 million decrease related to a planned reduction in contract personnel and a $0.2 million decrease in depreciation expenses as a result of efforts to maintain capital expenditures.  The decreases were partially offset by a $0.7 million increase in outsourcing to the recently established off-shore third-party relationship resulting in overall productivity improvements.  Research and development expenses as a percentage of total revenues for the three months ended November 30, 2005 and 2004 were 15.8% and 18.9%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $19.5 million for the three months ended November 30, 2005 from $19.6 million for the three months ended November 30, 2004, representing a 0.6% decrease. The $0.1 million decrease in sales and marketing expenses was due to a $0.6 million reduction in marketing initiatives, a $0.5 million reduction in consulting fees, a $1.2 million decrease in employee and related costs due to workforce reductions primarily related to restructuring initiatives, and a $0.4 million decline in travel expenses due to lower headcount.  These decreases were partially offset by a $2.1 million increase in incentive compensation primarily due to increased license revenue and a $0.4 million increase in costs related to the pending merger with Intentia.  Sales and marketing expenses as a percentage of total revenues for the three months ended November 30, 2005 and 2004 were 21.9% and 23.6%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses increased to $10.0 million for the three months ended November 30, 2005 from $7.9 million for the three months ended November 30, 2004, representing a 26.9% increase. The $2.1 million increase in general and administrative expenses was primarily due to a $1.3 million increase in employee related costs including bonus and severance costs, a $0.9 million increase for contract personnel primarily for finance and a $0.9 million increase in costs for the pending merger with Intentia a portion of which is included in contract personnel.  The increases in costs were partially offset by a $0.7 million decrease in bad debt expense primarily driven by improved aging of receivables due to strong collection efforts and lower specific reserves and $0.2 million decrease in management consulting fees.  General and administrative expenses as a percentage of total revenues for the three months ended November 30, 2005 and 2004 were 11.2 % and 9.5%, respectively.

Restructuring.    During the three months ended November 30, 2005 we recorded a $0.01 million reversal of the restructuring charge compared with a $5.5 million restructuring charge for the three months ended November 30, 2004. See Note 7 of Notes to Condensed Consolidated Financial Statements for a summary of activity for year-to-date fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles of $0.4 million for the three months ended November 30, 2005 was consistent with the three months ended November 30, 2004.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments increased to $2.4 million for the three months ended November 30, 2005 from $0.9 million for the three months ended November 30, 2004.  The $1.5 million increase in interest income was due primarily to a $64.8 million increase in average invested balances and an increase in average yields, which were 3.8% and 1.8% for the three months ended November 30, 2005 and 2004, respectively.

Provision (Benefit) for Income Taxes

We recorded a $4.2 million income tax provision for the three months ended November 30, 2005 compared with a
$2.0 million income tax benefit for the three months ended November 30 2004. Our income tax provision (benefit) is based on pretax income (loss) and consists primarily of federal and state income taxes.  The quarterly tax expense is measured using an estimated annual tax rate for the period.  At November 30, 2005, the Company’s estimated annual tax rate is 39.7%. Our effective tax rate was 39.2% and 40.2% for the three months ended November 30, 2005 and 2004, respectively.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Six Months Ended November 30, 2005 Compared With Six Months Ended November 30, 2004

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support. Total revenues increased to $177.0 million for the six months ended November 30, 2005 from $165.7 million for the six months ended November 30, 2004, representing a 6.8% increase. The $11.3 million increase in total revenues was attributed to a $10.3 million increase in license fees and a $1.0 million increase in services.

License Fees.    Revenues from license fees increased to $36.7 million for the six months ended November 30, 2005 from $26.4 million for the six months ended November 30, 2004, representing a 38.9% increase. The $10.3 million increase from the prior year period resulted from a 55.5% increase in the average selling price of our licensing transactions, offset by a 13.4% decrease in the number of licensing transactions. Revenues from license fees include transactions with new clients and existing clients.  The number of licensing transactions with new clients increased from the prior year period.  The increase in new client sales is due in part because Lawson is being selected more frequently to bid on potential transactions.  Before the Oracle/Peoplesoft merger was completed a year ago, we were encountering uncertainty in the market place.  Since our average sales cycle is nine months, deals that were started after the merger was completed are beginning to be reflected in the first and second quarter fiscal 2006 results.  In addition, most of our targeted public company clients have completed their initial year of Sarbanes-Oxley compliance, which has freed up their time and resources to facilitate some of the increase in sales activity.  Revenues from license fees as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 20.8% and 16.0%, respectively.

Services.    Revenues from services increased to $140.2 million for the six months ended November 30, 2005 from $139.2 million for the six months ended November 30, 2004, representing a 0.7% increase.  The $1.0 million increase in services includes a $4.6 million increase in customer support revenue that was partially offset by a $3.6 million decrease in consulting revenue. The $4.6 million increase in customer support revenue was primarily due to general price increases.  The $3.6 million decrease in consulting revenue was primarily due to a decline in fiscal 2005 license contracting activities, which resulted in fewer consulting opportunities during the first and second quarters of fiscal 2006.  As contracting volumes continue to increase, service revenues are expected to show growth in subsequent quarters.  Service revenues as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 79.2% and 84.0%, respectively.

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

Cost of license fees remained consistent for the six months ended November 30, 2005 and 2004, despite an increase in license fees, primarily as a result of a significant decline in the proportion of third-party sales in our revenue mix.  Cost of license fees as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 2.9% and 3.2%, respectively. Gross margin on revenue from license fees was 85.9% and 80.0% for the six months ended November 30, 2005 and 2004, respectively.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004.  Cost of services decreased to $66.6 million for the six months ended November 30, 2005 from $73.5 million for the six months ended November 30, 2004, representing a 9.3% decrease. The $6.9 million decrease in cost of services was primarily due to a $5.0 million decrease in employee costs resulting from workforce reductions primarily related to restructuring initiatives and attrition that occurred since the prior year period, a $0.7 million reduction in travel expenses and $0.6 million reduction in depreciation expense as a result of efforts to maintain capital expenditures.  Cost of services as a percentage of total revenues for the six months ended November 30, 2005 and 2004 was 37.7% and 44.4%, respectively.  Gross margin on services revenues was 52.5% and 47.2% for the six months ended November 30, 2005 and 2004, respectively.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses decreased to $28.6 million for the six months ended November 30, 2005 from $31.3 million for the six months ended November 30, 2004, representing an 8.8% decrease. The $2.7 million decrease in research and development was primarily due to a $1.3 million decrease in employee costs resulting from workforce reductions primarily related to restructuring initatives, a $2.1 million decrease related to a planned reduction in contract personnel and a $0.3 million decrease in depreciation expense as a result of efforts to maintain capital expenditures.  The decreases were partially offset by a $1.2 million increase in outsourcing to the recently established off-shore third-party relationship resulting in overall productivity improvements.  Research and development expenses as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 16.2% and 18.9%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses decreased to $38.4 million for the six months ended November 30, 2005 from $40.5 million for the six months ended November 30, 2004, representing a 5.2% decrease.  The $2.1 million decrease in sales and marketing expenses was due to a $2.2 million reduction in advertising costs, a $0.9 million reduction in consulting fees and a $0.5 million reduction in marketing initiatives.  In addition, there was a $2.7 million decrease in employee and related costs due to workforce reductions primarily related to restructuring initiatives, a $1.0 million reduction for travel expenses due to lower headcount and a $0.5 million reduction in facility costs.  These decreases were partially offset by a $4.0 million increase in incentive compensation primarily due to increased license revenue, a $0.9 million increase in costs related to the pending merger with Intentia and a $0.5 million increase in other costs primarily consisting of training.  Sales and marketing expenses as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 21.7% and 24.4%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses increased to $26.9 million for the six months ended November 30, 2005 from $16.2 million for the six months ended November 30, 2004, representing a 66.5% increase. The $10.8 million increase in general and administrative expenses was primarily due to $7.3 million in costs associated with the departure of the former president and CEO.  These costs included a $6.3 million non-cash charge for stock option expense and a $1.0 million cash payment resulting from a negotiated separation agreement.  The remaining increase was due primarily to a $1.3 million increase in incentive compensation and related taxes, a $1.7 million increase in costs for the pending merger with Intentia, a $1.2 million increase in contractor spending primarily in finance, $0.8 million in other severance costs and $0.3 million for placement fees for new employees.   The increases in costs were partially offset by a $2.1 million decrease in bad debt expense primarily driven by improved aging of receivables due to strong collection efforts and lower specific reserves.  General and administrative expenses as a percentage of total revenues for the six months ended November 30, 2005 and 2004 were 15.2% and 9.8%, respectively.

Restructuring.    During the six months ended November 30, 2005 we recorded a $0.01 million restructuring charge compared with a $5.4 million restructuring charge, for the six months ended November 30, 2004.  See Note 7 of Notes to Condensed Consolidated Financial Statements for a summary of activity for year-to-date fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the six months ended November 30, 2005 of $0.7 million was primarily consistent with the $0.8 million for the six months ended November 30, 2004.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, marketable securities and long term investments increased to $4.6 million for the six months ended November 30, 2005 from $1.5 million for the six months ended November 30, 2004.  The $3.1 million increase in interest income was due primarily to a $59.6 million increase in average invested balances and an increase in average yields,  which were 3.5% and 1.6% for the six months ended November 30, 2005 and 2004, respectively, and $0.4 million in interest income received on a tax refund.

Provision (Benefit) for Income Taxes

We recorded a $4.4 million income tax provision for the six months ended November 30, 2005 compared with a $2.3 million income tax benefit for the six months ended November 30, 2004. Our income tax provision (benefit) is based on pretax income (loss) and consists primarily of federal and state income taxes.  The quarterly tax expense is measured using an estimated annual tax rate for the period.  At November 30, 2005, the Company’s estimated annual tax rate is 39.7%. Our effective tax rate was 29.1% and 39.9% for the six months ended November 30, 2005 and 2004, respectively. The decreased effective tax rate was primarily the result of releasing $1.6 million of tax reserves in the first quarter of fiscal 2006.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Liquidity and Capital Resources

	As of and for the Six Months Ended November 30,
(in millions, except %)	2005	2004	Change
Working capital	$210.3	$170.8	23.1%
Cash and cash equivalents and marketable securities	$260.8	$208.9	24.8%
Cash provided by operating activities	$23.4	$5.9	294.4%
Cash used in investing activities	$44.7	$27.7	61.6%
Cash provided by (used in) financing activities	$6.3	$(4.3)	246.9%

As of November 30, 2005 we had $260.8 million in cash, cash equivalents and marketable securities and $210.3 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our customers. Days sales outstanding, which is calculated on net receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 49 and 45 as of November 30, 2005 and May 31, 2005, respectively. The increase is reflective of a $6.0 million increase in accounts receivable associated with the increased sales during the second quarter of fiscal 2006 versus the fourth quarter of fiscal 2005.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy we may acquire companies or products from time to time to enhance our product lines.  On June 2, 2005 we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB.  We intend this to be an all-stock transaction; however we may utilize cash to acquire certain shares as well as to fund acquisition related costs.  We are estimating these acquisition related costs to be in the range of $115 million to $130 million, which includes approximately $10 million to $15 million of costs to close the transaction, approximately $25 million to $35 million of integration costs once the transaction is completed, approximately $40 million for the pay-off of loans and approximately $40 million if all the Intentia shares are not tendered and we are required to purchase them for cash.  We believe we have sufficient cash to fund this business transaction.  For additional information refer to Note 5, “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements.

Cash flows from operating activities:

Net cash provided by operating activities was $23.4 million for the six months ended November 30, 2005 compared with $5.9 million for the six months ended November 30, 2004.  Our net income of $10.7 million was increased by $14.7 million in non-cash charges before working capital changes.  Non-cash charges primarily consist of a $6.4 million stock compensation charge related to a negotiated separation agreement with the Company’s former president and chief executive officer and $7.3 million of depreciation and amortization.  The $2.0 million in net working capital changes decreased the overall cash provided to $23.4 million.

The activity in working capital changes for fiscal 2006 primarily relates to a $6.7 million net decrease in cash used for prepaid expenses and other assets and an increase in income taxes payable related to the increase earnings that was offset by an increase in accounts receivable related to the increased sales and a $3.6 million net decrease in cash received on customer support billings that is reflected as a decrease in deferred revenue.  The net decrease in cash used for prepaid expenses and other assets is primarily due to an $8.8 million federal tax refund, including interest, received during the first quarter of fiscal 2006.  The $3.6 million decrease in deferred revenue was primarily due to a decrease in deferred revenue associated with customer support. The decrease is a result of the timing of some customer collections that occurred in December rather than November.

Cash flows from investing activities:

Net cash used in investing activities was $44.7 million for the six months ended November 30, 2005 compared with
$27.7 million for the six months ended November 30, 2004.   The decrease in cash from investing activities for the six months ended November 30, 2005 primarily related to $41.2 million of cash used in net purchases of marketable securities as well as $2.4 million of cash paid in conjunction with the acquisition of Intentia.  Refer to Note 5 “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements for additional information.

We have made reclassifications to our Condensed Consolidated Statement of Cash Flows for fiscal 2005 to reflect the gross purchases and gross sales of Dutch auction rate securities as investing activities rather than as a component of cash and cash equivalents. Refer to Note 1, “Basis of Presentation” in the Notes to the Condensed Consolidated Financial Statements.

Cash flows from financing activities:

Net cash provided by financing activities was $6.3 million for the six months ended November 30, 2005 compared with $4.3 million net cash used in financing activities for the six months ended November 30, 2004.  The financing activities for the six months ended November 30, 2005 primarily related to $5.7 million in cash received from the exercise of stock options and
$1.5 million in cash received from employee contributions to our employee stock purchase plan.

Repurchase of Common Shares

In June 2003 our Board of Directors authorized us to repurchase up to $50.0 million of our common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  During the six months ended November 30, 2004, we completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash.  Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan largely funded the share repurchases.  The repurchased shares, which remain in treasury, will be used for general corporate purposes.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at November 30, 2005, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance Sheet Contractual Obligations:
Debt	$1,048	$1,048	$—	$—	$—
Strategic partner commitments (2) (3)	1,200	1,200	—	—	—
Total	$2,248	$2,248	$—	$—	$—
Other Contractual Obligations:
Operating leases	$69,512	$8,220	$16,321	$15,970	$29,001
Purchase obligations (1)	12,508	8,967	3,394	147	—
Total	$82,020	$17,187	$19,715	$16,117	$29,001

Total Contractual Obligations	$84,268	$19,435	$19,715	$16,117	$29,001

(1)                                  Our purchase obligations represent those commitments greater than $50,000 and consist primarily of commitments for marketing activities.

(2)                                  Under the Agreement with Hackett that commenced May 9, 2005, we paid $1.1 million during the six months ended November 30, 2005, and are contractually committed to pay an additional $1.0 million within the next twelve months.  We will pay additional fees when sales volumes meet established criteria throughout the term of the contract.  The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services.  See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

(3)                                  In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, and a Master Relationship Agreement (MRA). Under these agreements, we are reselling our business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we will pay royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and will also pay IBM annual maintenance fees for each applicable customer.  The royalty and maintenance payments to IBM are based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by us for two additional one-year terms.  During the initial three-year term, we have agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If we elect early termination at any time during the initial three-year term, we would pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.  We have made cash payments of $1.7 million according to the terms of the modified OEM Software Agreement during the six months ended November 30, 2005. In addition, we recorded $0.2 million as other accrued liabilities on the November 30, 2005 Condensed Consolidated Balance Sheet, representing the prorated portion of the $0.6 million annual minimum owed in the initial year of the contract.  See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of November 30, 2005, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of
November 30, 2005, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2017. Rent expense under operating leases for the three months ended November 30, 2005 and 2004 was $3.3 million and
$3.5 million, respectively. Rent expense under operating leases for the six months ended November 30, 2005 and 2004 was $6.9 million.  Future minimum lease payments under our operating leases as of November 30, 2005 are included above in “Disclosures about Contractual Obligations and Commercial Commitments”.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued.
SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes
SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. We elected the option of disclosure only under SFAS No. 123. In our disclosures, we have historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), we will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with our first quarter of fiscal 2007. Based on the significant amount of our unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our Consolidated Statements of Operations, however we are currently evaluating the impact. Historically, had compensation costs for the Company’s stock options been recognized based on the fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s diluted earnings per share would have been reduced by $0.06, $0.05, and $0.05, respectively, for the years ended
May 31, 2005, May 31, 2004, and May 31, 2003, as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed for the fiscal year ended May 31, 2005.

In May 2005, the FASB issued SFAS No 154, “Accounting Changes and Error Corrections — A replacement of APB Opinion No 20 and FASB Statement No. 3” (“SFAS 154”).  SFAS 154 changes the requirement for the accounting for and reporting of a change in accounting principle.  This statement applies to all voluntary changes in accounting principles and changes required by an accounting pronouncement in the unusual instance that the pronouncement does not include specific transition provisions.  The provisions in SFAS 154 are effective for accounting changes and correction of errors made in fiscal years beginning after December 15, 2005, which is effective with our first quarter of fiscal 2007.

ITEM 3. QUALITATIVE AND QUANTITATIVE DISCLOSURES ABOUT MARKET RISK

There were no material changes in market risk for the Company in the period covered by this report. See the Company’s Annual Report on Forms 10-K and 10-K/A for the fiscal year ended May 31, 2005 for a discussion of market risk for the Company.

ITEM 4. CONTROLS AND PROCEDURES

(a)  Evaluation of Disclosure Controls and Procedures – Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we evaluated the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934 (the “Exchange Act”)).  Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that, as of the end of the period covered by this report, our disclosure controls and procedures were effective.

(b)  Changes in Internal Control Over Financial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended November 30, 2005, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

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

Risks Relating to the Proposed Business Combination between Lawson and Intentia International AB

On June 2, 2005 we announced an agreement to combine Lawson with Intentia International AB in an all-stock transaction referred to as an “Exchange Offer”. If the transaction is completed, Lawson will issue approximately 81 million shares of Lawson common stock pursuant to the terms of the Exchange Offer. If the Exchange Offer is accepted and the transaction is completed, each Series A share of Intentia stock will be entitled to receive 0.5061 newly issued shares of Lawson common stock; each Series B share of Intentia stock will be entitled to receive 0.4519 newly issued shares of Lawson common stock; and each Warrant for the purchase of Intentia stock will be entitled to receive 0.2157 newly issued shares of Lawson common stock. These exchange ratios will not change based on the fluctuations in the market price of our common stock. The closing of the Exchange Offer and business combination with Intentia is subject to several conditions, including regulatory review, approval by our stockholders and sufficient tender of shares by Intentia security holders. Our efforts to close the business combination and integrate our two businesses will create several additional risks and uncertainties.

The exchange ratios are fixed and will not be adjusted based on fluctuations in our stock price. As a result, the specific dollar value of our common stock that Intentia shareholders and warrant holders will receive upon completion of the transaction will depend on the market value of our common stock at that time.

Lawson’s stock price has been volatile in the past and may continue to be volatile in the future. If the transaction is completed, Lawson will issue approximately 81 million shares of Lawson common stock pursuant to the terms of the Exchange Offer. If the Exchange Offer is accepted and the transaction is completed, each holder of a Series A share will be entitled to receive 0.5061 of a newly issued share of Lawson common stock; each holder of a Series B share will be entitled to receive 0.4519 of a newly issued share of Lawson common stock; and each holder of a Warrant will be entitled to receive 0.2157 of a newly issued share of Lawson common stock. These exchange ratios will not change based on the fluctuations in the market price of Lawson common stock. As a result, the specific dollar value of Lawson common stock that holders of Shares and Warrants will receive upon completion of the transaction will depend on the market value of Lawson common stock at that time. The market price of Lawson common stock upon the completion of the transaction will likely vary from the market price as of the date of this 10-Q Report and the date that the Exchange Offer is made to holders of Shares and Warrants. Any reduction in Lawson’s stock price will result in holders of Shares and Warrants receiving less value at the time of the closing of the transaction. Conversely, any increase in Lawson’s stock price will result in holders of Intentia’s Shares and Warrants receiving greater value at the time of the closing of the transaction.

Variations in the market price of Lawson common stock may be caused by a number of factors, including, among others, changes in the businesses, operations or prospects of Lawson and/or Intentia, the timing of the transaction, regulatory considerations and general market, software industry and economic conditions.

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

Intentia has informed us that its historical financial statements have been prepared based on generally accepted accounting principles in Sweden, referred to as Swedish GAAP. Because of the differences between Swedish GAAP and U.S. GAAP, including, for example, differences in software revenue recognition, Intentia’s historical financial results under U.S. GAAP will show material differences for each of the respective periods, as compared with Swedish GAAP. As a result, the Intentia financial statements reconciled to U.S. GAAP may not be indicative of the results of operations to be expected in future periods. In addition, a substantial portion of Intentia’s deferred revenue under U.S. GAAP will not be recognizable in the future under U.S. GAAP due to the impact of purchase accounting.

Our investment in goodwill and intangibles from our acquisitions could become impaired.

As of November 30, 2005 we had goodwill of $43.2 million and acquired intangibles of $27.5 million on our Condensed Consolidated Balance Sheet.  Upon completion of the pending merger with Intentia, we anticipate a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

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

We may have difficulties adapting Intentia’s operations to U.S. regulatory requirements.

As a company governed by Swedish laws and the rules of the Stockholm Stock Exchange, Intentia’s operations have not been designed to comply with financial reporting, disclosure controls and internal controls requirements imposed by US GAAP and the Sarbanes-Oxley Act of 2002 and other U.S. securities laws and regulations. The implementation of the necessary controls systems will be costly and time consuming. If Lawson fails to promptly implement these controls and systems at Intentia’s operations, Lawson could fail to comply with U.S. regulatory requirements, which could adversely offset our business, financial condition and results of operations.

The market price of our common stock may decline as a result of the Exchange Offer.

In connection with the Exchange Offer, we could issue as many as 81 million shares of our common stock to the holders of shares and warrants if all Intentia securityholders elect to tender their shares or warrants in exchange for shares of our common stock. The shares of our common stock issued in the Exchange Offer, subject to the contractual limitations on those persons who executed the lock-up agreements, will be freely-tradable upon consummation of the Exchange Offer. The acquisition of our shares by Intentia securityholders who may not wish to hold shares in a U.S. company, as well as the increase in the outstanding number of shares of our common stock, may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock. In addition, the market price of our common stock may decline following the closing of the Exchange Offer for a number of reasons, including if the integration of Intentia’s business is unsuccessful or we do not achieve the anticipated financial and strategic benefits of our combination with Intentia as rapidly or to the extent anticipated by stock market analysts or investors. The closing price of our common stock was $5.95 on June 1, 2005, the last day of trading prior to the announcement of the proposed Exchange Offer. Since that date, our stock has fluctuated from a low of $5.02 to a high of $7.91. On January 5, 2006, the closing price of our common stock was $7.80.

Our shareholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the Exchange Offer.

In connection with the Exchange Offer, we may issue as many as 81 million shares of our common stock to the holders of Intentia shares or Intentia warrants if all Intentia securityholders elect to tender their Shares or Warrants in exchange for shares of our common stock. This means that the Intentia securityholders could own up to approximately 43.25% of the total number of shares of our outstanding common stock following the Exchange Offer. Accordingly, the Exchange Offer will have the effect of substantially reducing the percentage of equity and voting interest held by each of our current stockholders.

The Intentia securityholders may be able to influence our company significantly following the Exchange Offer.

After the Exchange Offer, former Intentia securityholders could own approximately 43.25% of the total number of shares of our common stock based on the treasury method. Intentia’s largest shareholder, Symphony Technology Group, will own approximately 14% of Lawson’s common stock following the combination.  Symphony and Intentia securityholders as a group may be able to exercise substantial influence on the election of directors and other matters submitted for approval by our shareholders. This potential concentration of ownership of our common stock may make it difficult for our other shareholders to successfully approve or defeat matters submitted for shareholder action. It may also have the effect of delaying, deterring or preventing a change in control of our company without the consent of Symphony or of the Intentia securityholders generally.

Unanticipated costs relating to the Exchange Offer and resulting combination of Intentia and Lawson could reduce our future earnings.

We believe that we have reasonably estimated the likely costs of integrating our operations with the operations of

Intentia and that such costs are estimated to be in excess of $25 million for the first 12 months following closing of the transaction. Our objective is to minimize incremental costs of operating as a combined company and we believe that any incremental costs will be offset by cost savings of the combined company. It is possible that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs or unexpected severance costs, as well as other types of unanticipated developments, could adversely impact our business and profitability.

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

Employees of Lawson or Intentia may perceive uncertainty about their future role with the combined company until strategies with regard to the combined company are announced or executed. Any uncertainty may affect either company’s ability to attract and retain key management, sales, marketing, technical and financial personnel. Our competitors might also attempt to hire our key personnel.

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

If, as of the closing date, there are unknown liabilities in connection with Intentia’s business, and those liabilities are not reflected on the closing date balance sheet, we would be required to record a charge during each period when those liabilities became known, probable and estimable.  Those charges, if material, could have an unanticipated and significant adverse effect on our financial results and stock price.

In addition, we will incur transaction and integration costs in our combination with Intentia.  As a result, we will incur accounting charges from the combination that may delay and reduce our profitability in the accounting period in which the combination is consummated.

We expect to expend a significant amount of cash in the Exchange Offer, which will partially reduce our cash balance.

If we acquire more than 90%, but fewer than all of the Intentia securities in the Exchange Offer, we intend to purchase the remaining Intentia securities for cash, pursuant to compulsory acquisition proceedings under Swedish law. Assuming 90% of the Intentia securities are tendered in the Exchange Offer and the price that is required to be paid pursuant to the Swedish compulsory acquisition proceedings for the remaining 10% of the Intentia securities equals SEK 22.17 per Series A share and SEK 19.80 per Series B share, we could be obligated to pay approximately $41million (approximately SEK 333 million assuming a currency exchange rate of SEK 8.08 to $1.00 as of November 30, 2005), for the Intentia securities purchased in the compulsory acquisition. This cash expenditure would normally occur between one and three years after the closing of the Exchange Offer.

We estimate that the total cash closing expenses for Lawson and Intentia will be approximately $25 million, including investment banking fees, accounting and legal fees, printing, mailing and other out-of-pocket transaction costs. After payment of those expenses, we will have approximately $196 million in available cash and cash equivalents, based on the amount of cash and cash equivalents that we and Intentia had as of November 30, 2005. It is anticipated that we may use an additional amount of approximately $40 million in connection with the Combination, excluding the compulsory acquisition procedures referenced above and integration related costs, within one to three years following the closing of the Exchange Offer. Included in this amount is a junior facility loan made by Tennenbaum to Intentia valued at $26.8 million and Notes valued at $9.9 million, which includes accrued interest of
$0.1 million, as of September 30, 2005. The Tennenbaum loan matures in September 2009. However, pursuant to an agreement with Tennenbaum entered into in November 2005, Lawson intends to prepay the Tennenbaum loan following the closing of the Exchange Offer. Assuming current LIBOR interest rates until the prepayment date, the amount required to prepay the Tennenbaum loan in September 2006, calculated in accordance with the November 2005 agreement with Tennenbaum, is estimated to be $3.7 million.

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

As a result of the consummation of the Exchange Offer, we will acquire the worldwide operations and approximately 2,100 employees of Intentia.  Consequently, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs.  In addition, we will be exposed to risks associated with the translation of Intentia’s SEK-denominated financial results and balance sheet into U.S. dollars. Our reporting currency will remain as the U.S. dollar; however, a portion of our consolidated financial obligations will arise in other currencies, including Euros, British Pounds and SEK. In addition, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared with the Euro, British Pound and SEK.  Any inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on our results of operations after the Exchange Offer is consummated and, as a result, on the market price of our common stock.

The new management team might not be able to define or successfully implement a business plan for the combined businesses.

In June 2005, we appointed Harry Debes as our new president, chief executive officer, and director. Upon the completion of the Exchange Offer, we will appoint a new co-chairman, Romesh Wadhwani, who is currently the chairman of the board of Intentia, and a new chief operating officer, Bertrand Sciard, the current president and chief executive officer of Intentia. While Mr. Wadhwani, Mr. Debes and Mr. Sciard have extensive experience in the software industry and managing software businesses and while Mr. Debes and Mr. Sciard have also managed large teams of people at other U.S. software businesses, neither Mr. Debes nor Mr. Sciard has previously been chief executive or chief operating officer of a public company in the U.S. If this new management team is unable to adapt successfully to the demands of managing a U.S. public company or to define or execute our business plan, our results of operations may be adversely affected.

Risks Relating to Lawson’s Business

Our business and company will continue to be subject to other risks and uncertainties, regardless of whether we complete the proposed business combination with Intentia.

Economic, political and market conditions can adversely affect our revenue growth and operating results.

Our revenue and profitability depend on the overall demand for computer software, support and services, particularly in the industries in which we sell our products and services. Demand for enterprise software and demand for our solutions are affected by general economic conditions, competition, product acceptance and technology lifecycles. Regional and global changes in the economy, governmental budget deficits and political instability in certain geographic areas have resulted in businesses, government agencies and educational institutions reducing their spending for technology projects generally and delaying or reconsidering potential purchases of our products and related services. The uncertainty posed by the long-term effects of the war in the Middle East, terrorist activities, potential flu pandemics and related uncertainties and risks and other geopolitical issues may impact the purchasing decisions of current or potential customers. Because of these factors, we believe the level of demand for our products and services, and projections of future revenue and operating results, will continue to be difficult to predict. During fiscal 2005 and the prior three fiscal years, we took measures to realign our projected expenses with anticipated revenue, and incurred restructuring charges for severance and related benefits, facility closure or consolidation charges. There is no assurance that these cost reduction measures will be sufficient to offset any future revenue declines. Future declines in demand for our products and/or services could adversely affect our revenues and operating results.

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

In May 2005, we announced that we intend to produce new software products using a business application platform we are developing known as “Landmark.” The goals of Landmark are to simplify software development and improve product quality. Because we have not yet released any new products developed using Landmark, it is too early to confirm whether we will successfully achieve these goals.

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

We are experiencing increased competition for attracting and retaining software engineers and sales personnel. If we are unable to attract, train and retain highly-skilled technical, managerial, sales and marketing personnel, we may be at a competitive disadvantage and unable to increase our revenue. Competition for personnel in the software industry is intense, and at times, we have had difficulty locating qualified candidates within desired geographic locations, or with certain industry-specific domain expertise. The failure to attract, train, retain and effectively manage employees could negatively impact our development and sales efforts and cause a degradation of our customer service. In particular, the loss of sales personnel or groups of sales personnel could lead to lost sales opportunities because it can take several months to hire and train replacement sales personnel. Uncertainty created by turnover of key employees could adversely affect our business, operating results and stock price.

Our earnings may be impacted by the recent accounting pronouncement requiring expensing of equity instruments issued to employees.

We currently account for the issuance of stock options under APB Opinion No. 25, Accounting for Stock Issued to Employees. The FASB has issued SFAS No. 123(R), Share-Based Payment that changes the accounting treatment for grants of options, sale of shares under our employee stock purchase plan and other equity instruments issued to employees. The provisions of SFAS No. 123(R) require us to value equity instruments issued to employees and liability-classified awards at grant date fair value or based upon certain valuation methods that approximate grant date fair value, and to record those values as compensation expense in our statement of operations. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. We will be required to expense all outstanding non-vested stock options as of June 1, 2006 and stock options and other applicable equity instruments issued to employees on or after June 1, 2006. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Due to the significant number of outstanding unvested stock options anticipated as of June 1, 2006, we expect to incur material compensation expense after June 1, 2006 as those options vest or in the event we decide to accelerate vesting. We may decide to change our stock based compensation plan strategy for future grants. This could affect our ability to retain existing employees and attract qualified candidates, and also could increase cash compensation.

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

The interplay between Lawson’s revenue and cost structure may negatively affect its earnings on a short term basis.

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

•                  we are required to accept certain fixed-fee services contracts; or

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

Future adjustments in our net deferred tax assets may materially impact our financial results.

On November 30, 2005 the Condensed Consolidated Balance Sheet includes net deferred tax assets in the amount of
$30.6 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish or reverse all or a portion of the valuation allowance, we must include an expense or expense reversal within the tax provision in the statement of operations.  For the fiscal year ended May 31, 2005, we updated our analysis to reflect the necessary changes in estimates and determined that an additional valuation allowance of $0.4 million was necessary. This increase was primarily due to additional federal contribution carryforwards and state operating loss carryforwards that expire within the next ten years.  For the six months ended November 30, 2005 we determined that our valuation allowance did not need to be adjusted.

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

We license third-party software products that we incorporate into, or resell with, our own software products. For example, we incorporate Micro Focus International, Inc.’s software in many of our products and have reseller and alliance relationships with IBM, Business Software Incorporated, Business Objects, Hyperion Solutions Corporation, The Hackett Group, Inc. and other businesses that allow us to resell their offerings with our products and services. These relationships and other technology licenses are subject to periodic renewal and may include minimum sales requirements. A failure to renew or early termination of these relationships or other technology licenses could adversely impact our business. If any of the third-party software vendors change their product offerings or terminate our licenses, we may lose potential revenues and may need to incur additional development costs and seek alternative third-party relationships. In addition, if the cost of licensing any of these third-party software products significantly increases, or if there is a change in the relative mix of products we offer, our gross profits could significantly decrease. We rely on existing relationships with software vendors who are also competitors. If these vendors change their business practices, we may be compelled to find alternative vendors with complementary software, which may not be available on attractive terms or at all, or may not be as widely accepted or as effective as the software provided by our existing vendors. Our relationships with these and other third-party vendors are an important part of our business and a deterioration of these relationships could adversely impact our business and operating results.

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

As of November 30, 2005, our executive officers, directors, and affiliated entities, in the aggregate, beneficially owned 16.4% of our outstanding common stock. These stockholders, if acting together, would be able to significantly influence all matters requiring approval by stockholders, including the election of directors and the approval of mergers or other business combinations.  Sale of a portion of these shares in the public market, or the perception that such sales are likely to occur, could depress the market price of our common stock and could impair our ability to raise capital through the sale of additional equity securities.  In addition, certain of our stockholders have agreed to irrevocable undertakings with Intentia International AB, under which those shareholders have given their proxy to affiliates of Intentia to vote an aggregate of 34,967,320 of our shares in favor of the proposed acquisition of Intentia.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of November 30, 2005, we held $112.5 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended November 30, 2005, we used approximately $0.7 million for capital expenditures and $1.3 million in capitalized costs for the pending business acquisition with Intentia.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

	31.2	Certification of Executive Vice President and Chief Financial and Performance Officer Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

	32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification of Executive Vice President and Chief Financial and Performance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 6, 2006

LAWSON SOFTWARE, INC.

	By:	/s/ ROBERT G. BARBIERI
Robert G. Barbieri Executive Vice President and Chief Financial and Performance Officer (principal financial and accounting officer)

EXHIBIT INDEX

EXHIBIT NUMBER	DESCRIPTION OF DOCUMENTS

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

32.1	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

32.2	Certification Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.