Form 10-Q
period 2006-02-28
LAWSON SOFTWARE INC
filed 2006-04-07
CIK 1141517

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTERLY PERIOD ENDED February 28, 2006

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

The number of shares of the registrant’s common stock outstanding as of March 31, 2006 was 104,452,213.

LAWSON SOFTWARE, INC.

Form 10-Q
Index

PART I.	FINANCIAL INFORMATION
Item 1.	Financial Statements (unaudited)
Condensed Consolidated Balance Sheets at February 28, 2006 and May 31, 2005
Condensed Consolidated Statements of Operations for the three and nine months ended February 28, 2006 and 2005
Condensed Consolidated Statements of Cash Flows for the nine months ended February 28, 2006 and 2005
Notes to Condensed Consolidated Financial Statements
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 3.	Qualitative and Quantitative Disclosures about Market Risk
Item 4.	Controls and Procedures

PART II.	OTHER INFORMATION
Item 1.	Legal Proceedings
Item 1A.	Risk Factors
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds
Item 3.	Defaults Upon Senior Securities
Item 4.	Submission of Matters to a Vote of Security Holders
Item 5.	Other Information
Item 6.	Exhibits
SIGNATURES

PART I.  FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED BALANCE SHEETS

(in thousands)

(unaudited)

	February 28, 2006	May 31, 2005
ASSETS
Current assets:
Cash and cash equivalents	$187,140	$187,744
Marketable securities	90,264	43,099
Trade accounts receivable, net	49,847	42,907
Deferred income taxes	7,502	9,314
Prepaid expenses and other assets	13,464	19,260
Total current assets	348,217	302,324

Long-term marketable securities	496	3,770
Property and equipment, net	12,371	13,574
Goodwill	43,304	43,407
Other intangible assets, net	25,381	31,939
Deferred income taxes	24,299	21,385
Other assets	9,418	4,319
Total assets	$463,486	$420,718

LIABILITIES AND STOCKHOLDERS’ EQUITY
Current liabilities:
Current portion of long-term debt	$300	$1,836
Accounts payable	11,068	12,003
Accrued compensation and benefits	16,807	17,656
Other accrued liabilities	17,417	14,430
Income taxes payable	5,718	1,418
Deferred revenue	73,713	76,571
Total current liabilities	125,023	123,914
Long-term deferred revenue	2,996	1,284
Other long-term liabilities	3,118	2,465
Total liabilities	131,137	127,663
Commitments and contingencies (Note 9)
Stockholders’ equity:
Preferred stock; $0.01 par value; 42,562 shares authorized; no shares issued or outstanding	—	—
Common stock; $0.01 par value; 750,000 shares authorized; 115,212 and 112,414 shares issued, respectively; 104,295 and 100,619 shares outstanding, at February 28, 2006 and May 31, 2005, respectively	1,152	1,124
Additional paid-in capital	355,571	338,666
Treasury stock, at cost; 10,917 and 11,795 shares at February 28, 2006 and May 31, 2005, respectively.	(70,311)	(72,348)
Deferred stock-based compensation	(229)	(41)
Retained earnings	43,473	22,733
Accumulated other comprehensive income	2,693	2,921
Total stockholders’ equity	332,349	293,055
Total liabilities and stockholders’ equity	$463,486	$420,718

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

(unaudited)

	Three Months Ended		Nine Months Ended
	February 28, 2006	February 28, 2005	February 28, 2006	February 28, 2005
Revenues:
License fees	$15,099	$13,924	$51,824	$40,370
Services	72,596	68,790	212,822	208,028
Total revenues	87,695	82,714	264,646	248,398
Cost of revenues:
Cost of license fees	2,727	2,232	7,922	7,511
Cost of services	32,576	34,260	99,213	107,764
Total cost of revenues	35,303	36,492	107,135	115,275

Gross profit	52,392	46,222	157,511	133,123

Operating expenses:
Research and development	14,325	15,527	42,875	46,828
Sales and marketing	17,655	17,681	56,092	58,216
General and administrative	9,644	10,325	36,555	26,486
Restructuring (Note 7)	—	(153)	5	5,237
Amortization of acquired intangibles	346	391	1,077	1,160
Total operating expenses	41,970	43,771	136,604	137,927

Operating income (loss)	10,422	2,451	20,907	(4,804)

Other income:
Interest income	2,814	1,281	7,486	2,845
Interest expense	(1)	(11)	(26)	(39)
Total other income	2,813	1,270	7,460	2,806

Income (loss) before income taxes	13,235	3,721	28,367	(1,998)
Provision (benefit) for income taxes	3,228	961	7,627	(1,321)
Net income (loss)	$10,007	$2,760	$20,740	$(677)

Net income (loss) per share:
Basic	$0.10	$0.03	$0.20	$(0.01)
Diluted	$0.09	$0.03	$0.19	$(0.01)
Shares used in computing net income (loss) per share:
Basic	103,572	99,342	102,384	98,651
Diluted	108,033	104,899	106,877	98,651

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

(unaudited)

	Nine Months Ended
	February 28, 2006	February 28, 2005
Cash flows from operating activities:
Net income (loss)	$20,740	$(677)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Depreciation and amortization	10,573	12,258
Deferred income taxes	(1,102)	3,828
Provision for doubtful accounts, net of recoveries	(1,303)	413
Loss on the disposal of assets	—	1
Tax benefit from stockholder transactions for option activity	4,255	2,955
Amortization of stock-based compensation	337	171
Stock-based compensation	6,368	—
Amortization of discount on notes payable	17	67
Amortization of (premium) discount on marketable securities	(311)	119
Changes in operating assets and liabilities, net of effect from acquisitions:
Trade accounts receivable	(5,637)	22,524
Prepaid expenses and other assets	3,628	(6,918)
Accounts payable	(935)	(1,030)
Accrued and other liabilities	(1,186)	(6,710)
Income taxes payable	4,327	(999)
Deferred revenue and customer deposits	(1,146)	(8,915)
Net cash provided by operating activities	38,625	17,087

Cash flows from investing activities:
Cash paid in conjunction with acquisition (Note 5)	(2,929)	—
Purchases of marketable securities	(116,425)	(447,864)
Sales and maturities of marketable securities	72,773	435,608
Purchases of property and equipment	(2,967)	(3,101)
Net cash used in investing activities	(49,548)	(15,357)

Cash flows from financing activities:
Principal payments on long term debt	(1,684)	(1,323)
Exercise of stock options	9,266	6,378
Issuance of treasury shares for employee stock purchase plan	2,737	3,947
Repurchase of common stock	—	(10,000)
Net cash provided by (used in) financing activities	10,319	(998)
Increase (decrease) in cash and cash equivalents	(604)	732
Cash and cash equivalents at beginning of period	187,744	72,396
Cash and cash equivalents at end of period	$187,140	$73,128

The accompanying notes are an integral part of the condensed consolidated financial statements.

LAWSON SOFTWARE, INC.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

1.             BASIS OF PRESENTATION

The unaudited condensed consolidated financial statements included herein reflect all adjustments, in the opinion of management, necessary to fairly state Lawson Software, Inc.’s (the Company’s) consolidated financial position, results of operations and cash flows for the periods presented. These adjustments consist of normal, recurring items. The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts therein. Due to the inherent uncertainty involved in making estimates, actual results in future periods may differ from those estimates. The results of operations for the three and nine month periods ended February 28, 2006, are not necessarily indicative of the results to be expected for any subsequent quarter or for the entire fiscal year ending May 31, 2006. The unaudited condensed consolidated financial statements and notes are presented as permitted by the requirements for Form 10-Q and do not contain certain information included in the Company’s annual financial statements and notes. The year-end condensed consolidated balance sheet data was derived from audited financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.  The accompanying interim condensed consolidated financial statements should be read in conjunction with the audited financial statements and related notes included in the Company’s Annual Report on Forms 10-K and Form 10-K/A filed with the Securities and Exchange Commission for the fiscal year ended May 31, 2005.  As of February 28, 2006 the Company disclosed income tax payable and long-term deferred revenue separately and as a result the Company made revisions in classification of those amounts to prior periods to conform to the current presentation.  The revisions in classifications had no impact on the Company’s net income or stockholders’ equity as previously reported.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income (loss):
As reported	$10,007	$2,760	$20,740	$(677)
Add: Stock-based employee compensation expense included in reported net income (loss), net of taxes	60	38	4,104	104
Deduct: Total stock-based compensation expense determined under fair value based method for all rewards, net of taxes	(1,302)	(1,862)	(4,760)	(5,441)
Pro forma net income (loss)	$8,765	$936	$20,084	$(6,014)

Net income (loss) per share:
Basic:
As reported	$0.10	$0.03	$0.20	$(0.01)
Pro forma	$0.08	$0.01	$0.20	$(0.06)
Diluted:
As reported	$0.09	$0.03	$0.19	$(0.01)
Pro forma	$0.08	$0.01	$0.19	$(0.06)

During the nine months ended February 28, 2006, the Company recognized $4.1 million of after-tax stock-based employee compensation expense that included a $3.8 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer.  The agreement was deemed to be a modification of previously granted options and therefore resulted in an intrinsic value charge for option expense under APB No. 25. In calculating the pro forma net income (loss) under SFAS No.123 for the three and nine months ended February 28, 2006, $1.3 million and $ 4.8 million respectively, net of related tax effects, were deducted from net income (loss) representing the total stock-based employee compensation expense that was determined under the fair value based method for all awards. The options for the former president and chief executive officer that were deemed modified were 100% vested and therefore under the fair value based method only $0.4 million, net of related tax effects, in option expense was included as expense in the pro forma calculation relating to the incremental value of the modified options as compared with the options before modification for the nine months ended February 28, 2006.

Additionally, during the nine months ended February 28, 2006, all “out-of-the-money” options for all Section 16b officers and directors as of June 1, 2005 were modified to permit a two year exercise window after termination.  While this required no charge in the Company’s income statement under APB No. 25, there was an after-tax fair value charge included in the pro forma charge above of $0.3 million for the nine months ended February 28, 2006. The total of both modifications under SFAS No. 123 was $0.7 million for the nine months ended February 28, 2006.

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

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Basic earnings per share computation:
Net income (loss)	$10,007	$2,760	$20,740	$(677)
Weighted average common shares – basic	103,572	99,342	102,384	98,651
Basic net income (loss) per share	$0.10	$0.03	$0.20	$(0.01)

Diluted earnings per share computation:
Net income (loss)	$10,007	$2,760	$20,740	$(677)
Shares calculation:
Weighted average common shares – basic	103,572	99,342	102,384	98,651
Effect of dilutive stock options	4,361	5,557	4,365	—
Effect of restricted stock	100	—	100	—
Effect of dilutive warrants	—	—	28	—
Weighted average common shares – diluted	108,033	104,899	106,877	98,651
Diluted net income (loss) per share	$0.09	$0.03	$0.19	$(0.01)

Potentially dilutive shares of common stock excluded from the diluted net income (loss) per share computations were 0.6 million and 13.6 million as of February 28, 2006 and 2005, respectively. Certain potentially dilutive shares of common stock were excluded from the diluted earnings per share computation because their exercise prices were greater than the average market price of the common shares during the period and were therefore not dilutive. In addition, potentially dilutive shares of common stock were excluded from periods with a net loss because they were anti-dilutive.

4.             RECENT ACCOUNTING PRONOUNCEMENTS

In December 2004, the FASB issued SFAS No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based

Compensation (“SFAS No. 123”), and supersedes APB No. 25, Accounting for Stock Issued to Employees (“Opinion 25”). SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. The Company elected the option of disclosure only under SFAS No. 123. In its disclosures, the Company has historically used the Black-Scholes option pricing model to determine the fair value of its share-based compensation arrangements. Upon the adoption of SFAS No. 123(R), the Company will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Additionally, upon adoption, the Company plans to use the modified prospective method.  Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with the Company’s first quarter of fiscal 2007. Based on the Company’s significant amount of unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on the Company’s Consolidated Statements of Operations, however the Company is currently evaluating the impact. Historically, had compensation costs for the Company’s stock options been recognized based on fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s diluted earnings per share would have been reduced by $0.06, $0.05, and $0.05, respectively, for the years ended May 31, 2005, May 31, 2004, and May 31, 2003, as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed for the fiscal year ended May 31, 2005.

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

5.             PENDING BUSINESS COMBINATION

On June 2, 2005, the Company entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. The Company and Intentia plan to effect their business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in each case in exchange for shares of the Company’s common stock. Under the Offer, the Company would issue approximately 81 million shares of its common stock, with an aggregate transaction value of approximately $449 million, based on the average closing price of the Company’s common stock beginning two days before and ending two days after the June 2, 2005 announcement date.  The transaction value has been adjusted from approximately $464 million as previously reported due to a revision to the estimated transaction costs used in valuing the transaction.  The revision, however, does not have any impact on the exchange ratios of the Exchange Offer between the Company and Intentia. The Offer is expected to result in the Company’s stockholders owning approximately 56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent, based on the Company’s capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method.

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. The Company intends to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date.  The Company has incurred approximately $11.1 million of costs related to the acquisition.  During the three and nine months ended February 28, 2006, $0.5 million and $2.9 million, respectively, has been capitalized as directly related to the transaction and eligible for inclusion as part of the purchase price. During the three and nine months ended February 28, 2006, $0.7 million and $3.7 million, respectively, of costs related to the acquisition were charged to operations.

On March 17, 2006, the U.S. Securities and Exchange Commission (SEC) declared effective the Form S-4 Proxy Statement/Prospectus concerning the Company’s proposed combination with Intentia.  The Swedish Prospectus for the combination with Intentia was registered with the Swedish Financial Supervisory Authority on March 24, 2006.  The Company will hold a meeting of stockholders on April 17, 2006, to approve matters relating to the proposed combination of the two companies.  The transaction is expected to be completed by April 30, 2006, subject to stockholder approval and sufficient tender of shares by Intentia stockholders.

6.             COMPREHENSIVE INCOME

The following table summarizes the components of comprehensive income (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Net income (loss)	$10,007	$2,760	$20,740	$(677)
Unrealized (loss) gain on available-for-sale investments, net of taxes (benefit) of $(14) and $(7) for the three months ended February 28, 2006 and 2005, respectively, and $(27) and $9 for the nine months ended February 28, 2006 and 2005, respectively	(22)	(11)	(43)	14
Foreign currency translation adjustment	295	(25)	(185)	841
Other comprehensive (loss) income	273	(36)	(228)	855
Comprehensive income	$10,280	$2,724	$20,512	$178

7.             RESTRUCTURING

During the three months ended February 28, 2006, the Company did not record any restructuring adjustments compared to a restructuring reversal of $0.2 million for the three months ended February 28, 2005. For the nine months ended February 28, 2006 and 2005, the Company recorded a charge of $0.01 million and $5.2 million, respectively.

Fiscal 2005 Restructuring

On September 28, 2004, the Company approved a plan designed to enhance the Company’s operating effectiveness and profitability. Under the restructuring plan (Phase I), the Company streamlined structure, consolidated leadership and reduced long-term costs to realign projected expenses with anticipated revenue levels. The plan included the reduction of 107 employees in fiscal 2005 in the United States and the United Kingdom, which in accordance with SFAS No. 112, Employers Accounting for Post Employment Benefits - an amendment of FASB Statements No. 5 and 43(“SFAS No. 112”), resulted in a charge for severance and related benefits of $2.9 million. The reduction included employees who worked in operations, marketing, sales, research and development, customer support and services. There were no cash payments made during the three and nine months ended February 28, 2006, respectively. All employee reductions and related cash payments were substantially completed as of February 28, 2005. The Company adjusted the remaining accrual to cover additional costs that are anticipated to be incurred. The remaining cash payments are expected to be completed during the first half of fiscal 2007.

The following table sets forth the restructuring reserve activity related to the Phase I restructuring plan and the remaining balance as of February 28, 2006, which is included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$29
Adjustments to provision	13
Balance, February 28, 2006	$42

At November 30, 2004, the Company also accrued for a restructuring plan (Phase II) that included initiatives to further reduce costs and realign projected expenses with anticipated revenue levels. It included a reduction of 68 employees in the United States and the United Kingdom, and because the Company was able to determine probability at the end of the second quarter of fiscal 2005, the restructuring resulted in a $2.2 million charge for severance and related benefits, net of a reversal of $0.3 million subsequent to the initial charge within fiscal 2005, in accordance with SFAS No. 112. The reduction included employees who worked in sales, research and development and services. Cash payments during fiscal 2005 for the Phase II plan were $2.0 million. There were no cash payments made during the three months ended February 28, 2006.  There was $0.01 million in cash payments made during the nine months ended February 28, 2006.  All employee reductions and related cash payments were substantially completed as of February 28, 2005.  The Company adjusted the remaining accrual for costs that are no longer anticipated to be incurred. The remaining cash payments are expected to be completed during the first half of fiscal 2007.

The following table sets forth the restructuring reserve activity related to the Phase II restructuring plan and the remaining balances as of February 28, 2006, which are included in accrued compensation and benefits (in thousands):

Severance and related benefits
Balance, May 31, 2005	$114
Cash payments	(14)
Adjustments to provision	(25)
Balance, February 28, 2006	$75

Fiscal 2004 Restructuring

In September 2003, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred $2.3 million in restructuring charges for severance and related benefits. The fiscal 2004 plan resulted in the reduction of 93 employees in the second quarter of fiscal 2004, from various functions including research and development, general and administrative and sales and marketing, primarily in the United States. During fiscal 2005, the Company recorded a $0.03 million reversal of restructuring charges for certain employee costs it determined would not be incurred.  There was $0.1 million in final cash payments made during the three months ended November 30, 2005. The Company adjusted the remaining accrual to cover additional costs that were incurred in the final cash payments under the plan.

The following table sets forth the restructuring reserve activity reflecting the completion of the fiscal 2004 restructuring plan as of February 28, 2006 (in thousands):

Severance and related benefits
Balance, May 31, 2005	$62
Cash payments	(104)
Adjustments to provision	42
Balance, February 28, 2006	$—

Fiscal 2003 Restructuring

In September 2002, the Company approved a restructuring plan to realign projected expenses with anticipated lower revenue levels and incurred $5.8 million in restructuring charges, which included $4.7 million of severance and related benefits and $1.1 million for the closure and consolidation of facilities. The plan resulted in the reduction of 244 employees in the second quarter of fiscal 2003, from various functions including administrative, professional and managerial in the United States, Canada and Europe. During fiscal 2005, the Company completed its obligation and recorded a reversal of restructuring charges of $0.05 million for certain employee costs it determined would not be incurred. No further adjustments have been made in fiscal 2006.

Fiscal 2002 Restructuring

In May 2002, the Company approved a restructuring plan in response to the general economic downturn and incurred $3.3 million in restructuring charges, which included $3.0 million for severance related benefits and $0.3 million for the closure of a leased office facility. During fiscal 2003, the Company recorded $0.2 million in additional charges associated with finalization of lease termination agreements. The plan resulted in the reduction of 111 employees in various functions including administrative, professional, and managerial, primarily in the United States. There was a final cash payment made during the three months ended August 31, 2005.  The Company adjusted the remaining accrual completing its obligation under the plan.  No further adjustments have been made in fiscal 2006.

The following table sets forth the restructuring reserve activity reflecting the completion of the fiscal 2002 restructuring plan as of February 28, 2006 (in thousands):

Facilities
Balance, May 31, 2005	$30
Cash payments	(5)
Adjustments to provision	(25)
Balance, February 28, 2006	$—

8.             GOODWILL AND INTANGIBLE ASSETS

The changes in the carrying amount of goodwill for the nine months ended February 28, 2006, are as follows (in thousands):

Balance, May 31, 2005	$43,407
Contingency consideration earned	200
Currency translation effect	(303)
Balance, February 28, 2006	$43,304

Acquired intangible assets subject to amortization were as follows (in thousands):

	February 28, 2006			May 31, 2005
	Gross Carrying Amounts	Accumulated Amortization	Net Book Value	Gross Carrying Amounts	Accumulated Amortization	Net Book Value
Maintenance contracts	$22,940	$(7,285)	$15,655	$22,940	$(4,316)	$18,624
Acquired technology	14,148	(10,786)	3,362	14,234	(8,417)	5,817
Customer lists	11,133	(4,813)	6,320	11,217	(3,879)	7,338
Non-compete agreements	518	(474)	44	628	(468)	160
	$48,739	$(23,358)	$25,381	$49,019	$(17,080)	$31,939

Intangible assets are amortized on a straight-line basis over the estimated periods benefited, generally three to five years for acquired technology, four to ten years for customer lists, and the term of the agreement for non-compete agreements. Intangible assets for maintenance contracts are amortized under an accelerated amortization method, over the estimated term of the agreements based on the estimated revenue for the applicable period in relation to the total estimated revenue. For the three months ended February 28, 2006 and 2005, there was $2.2 million in amortization expense for intangible assets.  For the nine months ended February 28, 2006 and 2005, there was $6.5 million and $6.6 million, respectively, in amortization expense for intangible assets.  Amortization expense is reported in cost of license fees, cost of services and amortization of acquired intangibles, in the accompanying Condensed Consolidated Statements of Operations based on classification of related revenue.

The estimated future amortization expense for identified intangible assets is as follows (in thousands):

2006 (remaining 3 months)	$2,075
2007	6,955
2008	4,664
2009	3,637
2010	3,005
Thereafter	5,045
$25,381

9.             COMMITMENTS AND CONTINGENCIES

The Company has outstanding contingent consideration agreements related to acquisitions ranging in the aggregate from zero to $5.7 million, measured over various periods through fiscal 2007, based on the acquired company’s future performance. Contingent consideration earned is paid in cash and recorded as additional goodwill. During the three months ended February 28, 2006 no additional consideration had been earned, recorded or expired under these agreements.  During the nine months ended February 28, 2006, $0.2 million in additional consideration had been earned and recorded and $1.0 million expired under these agreements.

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

In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, and a Master Relationship Agreement (MRA). Under these agreements, the Company is reselling its business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, the Company is paying royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and is paying IBM annual maintenance fees for each applicable customer.  The royalty and maintenance payments to IBM are based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by the Company for two additional one-year terms.  During the initial three-year term, the Company has agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. The Company may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If the Company elects early termination at any time during the initial three-year term, the Company would pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.  The Company has made cash payments of $2.6 million according to terms of the modified OEM Software Agreement during the nine months ended February 28, 2006 recorded as other assets – long-term.  In addition, the Company recorded $0.5 million as other accrued liabilities on the February 28, 2006 Condensed Consolidated Balance Sheet, representing the prorated portion of the $0.6 million annual minimum owed in the initial year of the contract.   In accordance with SFAS No. 86 Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed (“SFAS No. 86”), the fees paid and accrued to date will be amortized to costs of license fees over the earlier of the time period in which units are sold or the useful life.

On May 9, 2005, the Company and The Hackett Group, Inc., a wholly-owned subsidiary of Answerthink Inc. (“Hackett”), entered into an Advisory Alliance Agreement (the “Agreement”). The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services in exchange for the payment of specified program fees. The term of the Agreement commenced on May 9, 2005, and continues until May 31, 2008, unless terminated earlier in accordance with the provisions of the Agreement. The Company and Hackett have the option to extend the terms of the programs upon mutual written agreement, and Hackett has agreed to provide certain exclusivity rights to the Company in connection with certain of its programs. Under the Agreement, the Company paid $1.6 million in the nine months ended February 28, 2006, and is contractually committed to pay an additional $0.5 million within the next twelve months that has been recorded as other accrued liabilities at February 28, 2006.  Approximately $1.6 million of fees is being amortized on a straight line basis over the term of the Agreement and is reflected as sales and marketing expenses and approximately $0.5 million is being amortized over the same period the revenue is being recognized and is reflected as cost of license fees.  In addition, the Company will pay additional fees when sales volumes meet established criteria throughout the term of the contract.

10.          SEGMENT AND GEOGRAPHIC AREAS

The Company views its operations and manages its business as one segment, the development and marketing of computer software and related services. Factors used to identify the Company’s single operating segment include the financial information available for evaluation by the chief operating decision maker in making decisions about how to allocate resources and assess performance.  The Company markets its products and services through the Company’s offices in the United States and its wholly-owned branches and subsidiaries operating in Canada, the United Kingdom, France and the Netherlands. Upon completion of the acquisition of Intentia, the Company will reassess the determination of its segments.  The following table presents revenues and long-lived assets summarized by geographic region (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Revenues:
Domestic operations	$84,069	$78,490	$252,760	$235,097
International operations	3,626	4,224	11,886	13,301
Consolidated	$87,695	$82,714	$264,646	$248,398

	February 28, 2006	May 31, 2005
Long-lived assets:
Domestic operations	$67,574	$73,925
International operations	13,482	14,995
Consolidated	$81,056	$88,920

The following table presents revenues for license fees, customer support and consulting services (in thousands):

	Three Months Ended February 28,		Nine Months Ended February 28,
	2006	2005	2006	2005
Components of revenues:
License fees	$15,099	$13,924	$51,824	$40,370
Services:
Consulting	27,173	25,513	79,232	81,169
Customer support	45,423	43,277	133,590	126,859
Total services	72,596	68,790	212,822	208,028
Total revenues	$87,695	$82,714	$264,646	$248,398

11.          COMMON STOCK REPURCHASES

In June 2003, the Company’s Board of Directors authorized the repurchase of up to $50.0 million of the Company’s common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means. During fiscal 2005 the Company completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash. Cash proceeds obtained from the maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan, largely funded the share repurchases. The repurchased shares, which remain in treasury, are being used for general corporate purposes.

12.          STOCK WARRANT

On July 18, 2005, a stock warrant issued in fiscal 2001 with a five-year life, was exercised allowing its holder to purchase 1.0 million shares of the Company’s common stock at an exercise price of $4.64 per share. The warrant was exercised on a net basis, resulting in the issuance of 0.1 million shares of common stock from treasury, which resulted in a $0.3 million reduction to additional paid-in capital during the first quarter of fiscal 2006.  The Company has no outstanding stock warrants.

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

 Restricted Stock Award

On June 2, 2005, the Company granted a restricted stock award of 100,000 shares of common stock to its newly appointed president and chief executive officer. The shares, with a $0.5 million market value at date of grant, shall vest in two 50,000 share increments on June 1, 2006 and 2007, subject to acceleration upon certain events.  The market value of the restricted stock was recorded as unearned compensation, a component of stockholders’ equity, and is being amortized over the respective vesting periods. For the three and nine months ended February 28, 2006 amortization of the unearned compensation related to restricted stock was $0.1 million and $0.3 million, respectively.

Stock Compensation Charge

During the first quarter of fiscal 2006, the Company recorded a $6.3 million non-cash charge resulting from a negotiated separation agreement with its former president and chief executive officer, which among other terms provided that he remain available to the Company in a part-time employment status for a period of up to two years.  That agreement was deemed to be a modification of previously granted options, resulting in a non-cash charge for option expense.  The charge is included in general and administrative expenses in the Condensed Consolidated Statements of Operations for the nine months ended February 28, 2006.

14.          INCOME TAXES

The quarterly tax expense is measured using an estimated annual tax rate for the period. For fiscal 2006, the Company’s estimated annual tax rate is 39.4% before the impact of discrete items. The Company’s effective tax rate, after the impact of discrete items, was 24.4% and 25.8% for the three months ended February 28, 2006 and 2005, respectively.  The effective tax rate for the three months ended February 28, 2006 includes a reversal of $1.4 million of valuation allowance as a result of the determination that previously recorded deferred tax assets are now more likely than not to be realized prior to their expiration dates and the reversal of $0.5 million of tax reserves related to the closing of the U.S. statute of limitations on certain tax years.

The Company’s effective tax rate, after the impact of discrete items, was 26.9% and 66.1% for the nine months ended February 28, 2006 and 2005, respectively. The effective tax rate for the nine months ended February 28, 2006 includes a reversal of $1.4 million of valuation allowance as a result of the determination that previously recorded tax assets are now more likely than not to be realized prior to their expiration dates and the reversal of $2.1 million of tax reserves related to favorable settlement of certain foreign tax audit matters and the closing of the U.S. statute of limitations on certain tax years.

The effective tax rate, after the impact of discrete items, for the three and nine months ended February 28, 2005 includes a $0.4 million benefit recorded with the filing of the Company’s tax returns as a result of a favorable return to provision adjustment. This discrete benefit had the effect of decreasing the effective tax rate for the three months ended February 28, 2005 by approximately 10%. For the nine months ended February 28, 2005, due to a relatively small pre-tax loss of $0.2 million, this discrete item increased the effective tax rate by approximately 20%.

The Company reviews its annual tax rate on a quarterly basis and makes any necessary changes. The estimated annual tax rate may fluctuate due to changes in forecasted annual operating income; changes to the valuation allowance for net deferred tax assets; changes to actual or forecasted permanent book to tax differences; impacts from future tax settlements with state, federal or foreign tax authorities; or impacts from enacted tax law changes. The Company identifies items which are unusual and non-recurring in nature, and treats these as discrete events. The tax effect of discrete items is booked entirely in the quarter in which the discrete event occurs.

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

Pending Business Combination

On June 2, 2005, we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB (“Intentia”) in an all-stock transaction. The Company and Intentia plan to effect their business combination through a recommended public offer in Sweden (the “Offer”) for (i) all outstanding Intentia Series A and Series B shares and (ii) all outstanding warrants to purchase Series B shares, in each case in exchange for shares of the Company’s common stock. Under the offer, the Company would issue approximately 81 million shares of its common stock, with an aggregate transaction value of approximately $449 million, based on the average closing price of the Company’s common stock beginning two days before and ending two days after the June 2, 2005 announcement date. The transaction value has been adjusted from approximately $464 million as previously reported due to a revision to the estimated transaction costs used in valuing the transaction.  The revision, however, does not have any impact on the exchange ratios of the Exchange Offer between the Company and Intentia.  The Offer is expected to result in the Company’s stockholders owning approximately 56.75 percent, and Intentia’s stockholders owning approximately 43.25 percent based on the Company’s capital stock and Series A and Series B Intentia capital stock, calculated on a fully-diluted basis using the treasury method.

The transaction is expected to qualify as a tax-free exchange for both parties within the meaning of Section 351 of the United States Internal Revenue Code. The Company intends to account for the transaction under the purchase method of accounting and accordingly, the assets and liabilities acquired will be recorded at their estimated fair values at the effective date of the acquisition and the results of the operations will be included in the Consolidated Statements of Operations effective with the acquisition date.  The Company has incurred approximately $11.1 million of costs related to the acquisition. During the three and nine months ended February 28, 2006, $0.5 million and $2.9 million respectively, has been capitalized as directly related to the transaction and eligible for inclusion as part of the purchase price. During the three and nine months ended February 28, 2006, $0.7 million and $3.7 million, respectively, of costs related to the acquisition were charged to operations.

On March 17, 2006, the U.S. Securities and Exchange Commission (SEC) declared effective the Form S-4 Proxy Statement/Prospectus concerning the Company’s proposed combination with Intentia.  The Swedish Prospectus for the combination with Intentia was registered with the Swedish Financial Supervisory Authority on March 24, 2006.  The Company will hold a meeting of stockholders on April 17, 2006, to approve matters relating to the proposed combination of the two companies.  The transaction is expected to be completed by April 30, 2006, subject to stockholder approval and sufficient tender of shares by Intentia stockholders.

Critical Accounting Policies and Estimates

Our discussion and analysis of financial condition and results of operations are based upon our unaudited condensed consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements, the reported amounts of revenues and expenses during the reporting periods, and related disclosures of contingent assets and liabilities. The Notes to the Condensed Consolidated Financial Statements contained herein describe our significant accounting polices used in the preparation of the consolidated financial statements. On an on-going basis, we evaluate our estimates, including, but not limited to, those related to bad debt, intangible assets and contingencies. We base our estimates on historical experience and on various other assumptions that we believe to be reasonable under the circumstances, the results of which form the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results could differ from these estimates.

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

We recognize revenues in accordance with the provisions of the American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, “Software Revenue Recognition,” as amended, and SOP 98-9, “Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions,” as well as Technical Practice Aids issued from time to time by the AICPA, and in accordance with the Securities and Exchange Commission Staff Accounting Bulletin (SAB) No. 104, “Revenue Recognition”. We license software under non-cancelable license agreements and provide related professional services, including consulting, training, and implementation services, as well as ongoing customer support and maintenance. Consulting, training and implementation services are generally not essential to the functionality of our software products, are sold separately and also are available from a number of third-party service providers. Accordingly, revenues from these services are generally recorded separately from license fees and recognized as the services are performed. Software arrangements which include certain fixed-fee service components are recognized as the services are performed while corresponding costs to provide these services are expensed as incurred. Software arrangements including services that are essential to the functionality of our software products are recognized using contract accounting and the percentage-of-completion methodology based on labor hours input. The amounts of revenue and related expenses reported in the consolidated financial statements may vary, due to the amount of judgment required to address significant assumptions, risks and uncertainties in applying the application of the percentage-of-completion methodology.  Our specific revenue recognition policies are as follows:

•      Software License Fees— License fee revenues from end-users are recognized when the software product has been shipped, provided a non-cancelable license agreement has been signed, there are no uncertainties surrounding product acceptance, the fees are fixed or determinable and collection of the related receivable is considered probable. Provided the above criteria are met, license fee revenues from resellers are recognized when there is a sell-through by a reseller to an end-user. A sell-through is determined when we receive an order form from a reseller for a specific end-user sale. We do not generally offer rights of return, acceptance clauses or price protection to our customers. In situations where software license contracts include rights of return or acceptance clauses, revenue is deferred until the clause expires. Typically, our software license fees are due within a twelve-month period from the date of shipment. If the fee due from the customer is not fixed or determinable, including payment terms greater than twelve months from shipment, revenue is recognized as payments become due and all other conditions for revenue recognition have been satisfied. In software arrangements that include rights to multiple delivered elements such as software products or specified upgrades and undelivered elements such as support or services, we allocate the total arrangement fee according to the fair value of each element using vendor-specific objective evidence. Vendor-specific objective evidence of fair value is determined using the price charged when that element is sold separately. In software arrangements in which we have fair value of all undelivered elements but not of a delivered element, we use the residual method to record revenue.  Under the residual method, the fair value of the undelivered elements is deferred and the remaining portion of the arrangement fee is allocated to the delivered element and is recognized as revenue.   In software arrangements in which we do not have vendor-specific objective evidence of fair value of all undelivered elements, revenue is deferred until fair value is determined or all elements for which we do not have vendor-specific objective evidence of fair value, have been delivered.

•      Services—Revenues from training and consulting services are recognized as services are provided to customers. Revenues from customer support contracts are deferred and recognized ratably over the term of the support agreements. Revenues for customer support or for training and consulting services that are bundled with license fees are deferred based on the vendor-specific objective evidence of fair value of the bundled services and recognized over the term of the agreement. Vendor-specific objective evidence of fair value is based on the renewal rate for continued customer support arrangements and the price charged when training and consulting services are sold separately.

Allowance for Doubtful Accounts.  We maintain an allowance for doubtful accounts at an amount we estimate to be sufficient to provide adequate protection against losses resulting from extending credit to our customers.  In judging the adequacy of the allowance for doubtful accounts, we consider multiple factors including historical bad debt experience, the general economic environment, the need for specific customer reserves and the aging of our receivables. This provision is included in operating expenses as a general and administrative expense. A considerable amount of judgment is required in assessing these factors. If the factors utilized in determining the allowance do not reflect future performance, then a change in the allowance for doubtful accounts would be necessary in the period such determination has been made affecting future results of operations.

Sales Returns and Allowances.  Although we do not provide a contractual right of return, in the course of arriving at practical business solutions to various warranty and other claims, we have allowed sales returns and allowances. We record a provision for estimated sales returns and allowances on licenses in the same period the related revenues are recorded or when current information indicates additional amounts are required. These estimates are based on historical experience determined by analysis of specific return activity and other known factors. If the historical data we utilize does not reflect future performance, then a change in the allowances would be necessary in the period such determination has been made affecting future results of operations.

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

As of February 28, 2006 and May 31, 2005, the Condensed Consolidated Balance Sheets include net deferred tax assets in the amount of $31.8 million and $30.7 million, respectively.  We are required to evaluate the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish or reverse some or all of the valuation allowance, we must include that expense or expense reversal within the tax provision for the current period included in the Condensed Consolidated Statements of Operations.  As of February 28, 2006, we have evaluated the previously reported valuation allowance and determined a portion of that allowance in the amount of $1.4 million should be reversed. This $1.4 million represents an expectation that the previously recorded tax assets for federal tax credits, federal carryover items and state net operating losses are now more likely than not to be realized prior to their expiration dates.

Our methodology for determining the realization of our deferred tax assets involves estimates of future taxable income from our core business, the estimated impact of future stock option deductions from the exercise of outstanding stock options, and the expiration dates and amounts of state, federal and foreign net operating losses and other carryforwards in addition to various tax credits. These estimates are projected throughout the life of the related deferred tax assets based on assumptions that management believes to be reasonable and consistent with current operating results.  In assessing the future realization of our deferred tax assets as of February 28, 2006, we considered both positive and negative evidence regarding our ability to generate sufficient future taxable income to realize our deferred tax assets. The evidence considered included the cumulative tax operating loss for the past three years; the cumulative pre-tax income for financial reporting purposes for the past twelve cumulative quarters; a one year income look back; the estimated impact of future tax deductions from the exercise of stock options outstanding as of February 28, 2006; and the estimated future taxable income based on historical operating results.

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

Contingencies.  The Company is subject to the possibility of various loss contingencies in the normal course of business. The Company accrues for loss contingencies when a loss is estimatable and probable.

Results of Operations

The following table sets forth certain line items in our Condensed Consolidated Statements of Operations as a percentage of total revenues for the periods indicated and the percentage of dollar change from the prior year:

	Three Months Ended February 28,		Nine Months Ended February 28,		Percent of Dollar Change 2006 vs. 2005
	2006	2005	2006	2005	Quarter	Year- to- Date

Revenues:
License fees	17.2%	16.8%	19.6%	16.3%	8.4%	28.4%
Services	82.8	83.2	80.4	83.7	5.5	2.3
Total revenues	100.0	100.0	100.0	100.0	6.0	6.5

Cost of revenues:
Cost of license fees	3.1	2.7	3.0	3.0	22.2	5.5
Cost of services	37.2	41.4	37.5	43.4	(4.9)	(7.9)
Total cost of revenues	40.3	44.1	40.5	46.4	(3.3)	(7.1)

Gross margin	59.7	55.9	59.5	53.6	13.3	18.3

Operating expenses:
Research and development	16.3	18.7	16.2	18.8	(7.7)	(8.4)
Sales and marketing	20.1	21.4	21.2	23.4	(0.1)	(3.6)
General and administrative	11.0	12.5	13.8	10.7	(6.6)	38.0
Restructuring	—	(0.2)	—	2.1	—	—
Amortization of acquired intangibles	0.4	0.5	0.4	0.5	(11.5)	(7.2)
Total operating expenses	47.8	52.9	51.6	55.5	(4.1)	(1.0)

Operating income (loss)	11.9	3.0	7.9	(1.9)	325.2	535.2

Other income	3.2	1.5	2.8	1.1	121.5	165.9
Income (loss) before income taxes	15.1	4.5	10.7	(0.8)	255.7	1,519.8
Provision (benefit) for income taxes	3.7	1.2	2.9	(0.5)	235.9	677.4
Net income (loss)	11.4%	3.3%	7.8%	(0.3)%	262.6%	3,163.5%

Three Months Ended February 28, 2006 Compared With Three Months Ended February 28, 2005

Revenues

Total Revenues.    We license software under non-cancelable license agreements and provide related professional services including consulting, training, and implementation services, as well as ongoing customer support. Total revenues increased to $87.7 million for the three months ended February 28, 2006 from $82.7 million for the three months ended February 28, 2005, representing a 6.0% increase. The $5.0 million increase in total revenues was attributed to a $1.2 million increase in license fees and a $3.8 million increase in services.

License Fees.    Revenues from license fees increased to $15.1 million for the three months ended February 28, 2006 from $13.9 million for the three months ended February 28, 2005, representing an 8.4% increase. The $1.2 million increase is primarily attributable to a 30.0% increase in licensing transactions.  Revenues from license fees include transactions with new clients and existing clients.  The percent of contracting revenue from new clients decreased to 32.7% from 35.6% in the prior year period.  Revenues from license fees as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 17.2% and 16.8%, respectively.

Services.    Revenues from services increased to $72.6 million for the three months ended February 28, 2006 from $68.8 million for the three months ended February 28, 2005, representing a 5.5% increase.  The $3.8 million increase in services includes a $2.1 million increase in customer support revenue and a $1.7 million increase in consulting revenue. The

$2.1 million increase in customer support revenue was primarily due to general price increases. The $1.7 million increase in consulting revenue reflected the increased software licensing activity throughout fiscal 2006.  Service revenues as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 82.8% and 83.2%, respectively.

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

Cost of license fees increased to $2.7 million for the three months ended February 28, 2006 from $2.2 million for the three months ended February 28, 2005, representing a 22.2% increase.  The $0.5 million increase was primarily due to increased costs associated with sales related to the agreement initiated with IBM in fiscal 2005.  Sales under the agreement primarily began in the third quarter of fiscal 2006.  Cost of license fees as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 3.1% and 2.7%, respectively. Gross margin on revenue from license fees was 81.9% and 84.0% for the three months ended February 28, 2006 and 2005, respectively, reflecting the higher costs associated with the IBM agreement in 2006.

Cost of Services.  Cost of services includes the salaries, employee benefits and related travel and overhead costs for providing consulting, training, implementation and support services to customers as well as intangible asset amortization on support contracts purchased in April 2004.

Cost of services decreased to $32.6 million for the three months ended February 28, 2006 from $34.3 million for the three months ended February 28, 2005, representing a 4.9% decrease and reflecting initiatives to reduce service costs.  The $1.7 million decrease in cost of services was primarily due to a $1.8 million decrease in employee costs resulting from workforce reductions as a result of prior year restructuring initiatives and attrition that occurred since the prior year period, a $0.3 million decrease in rent, a $0.2 million decrease in third party costs and a $0.2 million decrease in depreciation expense.  The decrease was partially offset by an increase in travel of $0.6 million.  Cost of services as a percentage of total revenues for the three months ended February 28, 2006 and 2005 was 37.2% and 41.4%, respectively.  Gross margin on services revenues was 55.1% and 50.2% for the three months ended February 28, 2006 and 2005, respectively.  The improvement in gross margin is due to improvements in both customer support and consulting margins reflecting both revenue increases and reduction in expenses.  We have experienced favorable impacts on service margin as a result of a higher mix of services being delivered by our global sourcing partner leading to lower costs.

Operating Expenses

Research and Development.    Research and development expenses consist primarily of salaries, employee benefits, related overhead costs and consulting fees relating to product development, enhancements, upgrades, testing, quality assurance and documentation.  Research and development expenses decreased to $14.3 million for the three months ended February 28, 2006 from $15.5 million for the three months ended February 28, 2005, representing a 7.7% decrease. The $1.2 million decrease in research and development was primarily due to a $1.3 million decrease related to a planned reduction in contract personnel and a $0.2 million decrease in employee benefits.  The decreases were partially offset by a $0.4 million increase in outsourcing through our global sourcing partner relationship resulting in overall productivity improvements.  Research and development expenses as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 16.3% and 18.7%, respectively.

Sales and Marketing.   Sales and marketing expenses consist primarily of salaries and incentive compensation, employee benefits and travel and overhead costs related to our sales and marketing personnel, as well as trade show activities and advertising costs.  Sales and marketing expenses were consistent at $17.7 million for the three months ended February 28, 2006 and 2005. A $0.6 million increase in sales incentives was offset by a $0.4 million decrease in employee and related costs due to workforce reductions primarily related to restructuring initiatives and a $0.2 million decrease in management consulting fees.   Sales and marketing expenses as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 20.1% and 21.4%, respectively.

General and Administrative.    General and administrative expenses consist primarily of salaries, employee benefits and related overhead costs for administrative employees, as well as legal and accounting expenses, consulting fees, bad debt expense and corporate insurance policies, including property and casualty, general liability and other insurance.  General and administrative expenses decreased to $9.6 million for the three months ended February 28, 2006 from $10.3 million for the three months ended February 28, 2005, representing a 6.6% decrease. The $0.7 million decrease in general and administrative expenses was primarily due to a $2.1 million decrease in legal fees primarily related to SEC legal costs incurred in the prior year, partially offset by an increase of $1.4 million in employee costs including increases in salaries, placement fees and benefits as well as expenses relating to the pending acquisition of Intentia.  General and administrative expenses as a percentage of total revenues for the three months ended February 28, 2006 and 2005 were 11.0 % and 12.5%, respectively.

Restructuring.    During the three months ended February 28, 2006 we recorded no adjustment to restructuring compared with a $0.2 million restructuring credit for the three months ended February 28, 2005. See Note 7 of Notes to Condensed Consolidated Financial Statements for a summary of activity for year-to-date fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles of $0.3 million for the three months ended February 28, 2006 was consistent with $0.4 million for the three months ended February 28, 2005.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash, and marketable securities increased to $2.8 million for the three months ended February 28, 2006 from $1.3 million for the three months ended February 28, 2005.  The $1.5 million increase in interest income was due primarily to a $50.8 million increase in average invested balances and an increase in average yields, which were 4.3% and 2.3% for the three months ended February 28, 2006 and 2005, respectively.

Provision for Income Taxes

We recorded a $3.2 million income tax provision for the three months ended February 28, 2006 compared with
$1.0 million for the three months ended February 28, 2005. Our income tax provision is based on pretax income and consists primarily of federal and state income taxes.  The quarterly tax expense is measured using an estimated annual tax rate for the period.  At February 28, 2006, the Company’s estimated annual tax rate was 39.4% before the impact of discrete items. Our effective tax rate, after the impact of discrete items, was 24.4% and 25.8% for the three months ended February 28, 2006 and 2005, respectively.  The effective tax rate for the three months ended February 28, 2006 includes a reversal of $1.4 million of valuation allowance as a result of the determination that previously recorded deferred tax assets are now more likely than not to be realized prior to their expiration dates and the reversal of $0.5 million of tax reserves related to the closing of the U.S. statute of limitations on certain tax years.  The effective tax rate, after the impact of discrete items, for the three months ended February 28, 2005 includes a $0.4 million benefit recorded with the filing of the Company’s tax returns as a result of a favorable return to provision adjustment. This discrete benefit has the effect of decreasing the effective tax rate for the three months ended February 28, 2005 by approximately 10%.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Nine Months Ended February 28, 2006 Compared With Nine months Ended February 28, 2005

Revenues

Total Revenues.    Total revenues increased to $264.6 million for the nine months ended February 28, 2006 from $248.4 million for the nine months ended February 28, 2005, representing a 6.5% increase. The $16.2 million increase in total revenues was attributed to an $11.4 million increase in license fees and a $4.8 million increase in service revenues.

License Fees.    Revenues from license fees increased to $51.8 million for the nine months ended February 28, 2006 from $40.4 million for the nine months ended February 28, 2005, representing a 28.4% increase. The $11.4 million increase from the prior year period is attributable to an increase in transactions greater than $1.0 million resulting in an increase in average licensing transaction size.  Transactions greater than $1.0 million for the nine months ended February 28, 2006 and 2005 were 10 and 6, respectively.  Revenues from license fees include transactions with new clients and existing clients.  The number of licensing transactions with new clients increased to 48 in the current year period from 37 in the prior year period.  The increase in new client sales is due in part because Lawson is being selected more frequently to bid on potential transactions due partially to industry consolidation.  In addition, many of our targeted public company clients have completed their initial year of Sarbanes-Oxley compliance, which has freed up their time and resources to facilitate some of the increase in sales activity.  Revenues from license fees as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 19.6% and 16.3%, respectively.

Services.    Revenues from services increased to $212.8 million for the nine months ended February 28, 2006 from $208.0 million for the nine months ended February 28, 2005, representing a 2.3% increase.  The $4.8 million increase in services includes a $6.7 million increase in customer support revenue that was partially offset by a $1.9 million decrease in consulting revenue. The $6.7 million increase in customer support revenue was primarily due to general price increases.  The $1.9 million decrease in consulting revenue was primarily due to a decline in fiscal 2005 license contracting activities, which resulted in fewer consulting opportunities during the first three quarters of fiscal 2006.  Service revenues as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 80.4% and 83.7%, respectively.

Cost of Revenues

Cost of License Fees.    Cost of license fees increased to $7.9 million for the nine months ended February 28, 2006 from $7.5 million for the nine months ended February 28, 2005, representing a 5.5% increase. The $0.4 million increase resulted primarily from increased costs associated with sales related to the agreement initiated with IBM in fiscal 2005.  Sales under the agreement primarily began in the third quarter of fiscal 2006.  Cost of license fees as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 3.0%. Gross margin on revenue from license fees was 84.7% and 81.4% for the nine months ended February 28, 2006 and 2005, respectively.

Cost of Services.   Cost of services decreased to $99.2 million for the nine months ended February 28, 2006 from $107.8 million for the nine months ended February 28, 2005, representing a 7.9% decrease. The $8.6 million decrease in cost of services was primarily due to a $6.8 million decrease in employee costs resulting from workforce reductions primarily related to restructuring initiatives and attrition that occurred since the prior year period, a $0.8 million reduction in depreciation expense and a $0.3 million reduction in rent expenses.  Cost of services, as a percentage of total revenues, for the nine months ended February 28, 2006 and 2005 was 37.5 % and 43.4%, respectively.  Gross margin on services revenues was 53.4% and 48.2% for the nine months ended February 28, 2006 and 2005, respectively.  Additionally, the Company is starting to see the benefit of lower costs as a result of higher mix of offshore resources.

Operating Expenses

Research and Development.   Research and development expenses decreased to $42.9 million for the nine months ended February 28, 2006 from $46.8 million for the nine months ended February 28, 2005, representing an 8.4% decrease. The $3.9 million decrease in research and development was primarily due to a $1.4 million decrease in employee costs resulting from workforce reductions primarily related to prior year restructuring initiatives, a $3.4 million decrease related to a planned reduction in contract personnel and a $0.4 million decrease in depreciation expense. The decreases were partially offset by a $1.7 million increase in outsourcing through our global sourcing partner relationship resulting in overall productivity improvements.  Research and development expenses as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 16.2% and 18.8%, respectively.

Sales and Marketing.    Sales and marketing expenses decreased to $56.1 million for the nine months ended February 28, 2006 from $58.2 million for the nine months ended February 28, 2005, representing a 3.6% decrease. The $2.1 million decrease in sales and marketing expenses was due to a $2.2 million reduction in advertising costs, a $1.4 million reduction in consulting fees from fiscal 2005 projects and a $0.8 million reduction for travel expenses due to reduced headcount and cost reduction initiatives.  Partially offsetting these decreases was an increase of $2.5 million in employee and related costs due to sales incentives partially offset by workforce reductions primarily related to restructuring activities in fiscal 2005.  Sales and marketing expenses as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 21.2% and 23.4%, respectively.

General and Administrative.   General and administrative expenses increased to $36.6 million for the nine months ended February 28, 2006 from $26.5 million for the nine months ended February 28, 2005, representing a 38.0% increase. The $10.1 million increase in general and administrative expenses was primarily due to $11.7 million of increased employee costs including bonuses and severance which included a $6.3 million non-cash charge for option expense relating to the former president and CEO’s negotiated separation agreement.  Additionally, contractor spending increased by $1.5 million and costs of $2.2 million were recorded for the pending merger with Intentia.  The increases in costs were partially offset by a $1.7 million decrease in bad debt expense primarily driven by improved aging of receivables due to strong collection efforts and lower specific reserves and a decrease in accounting and legal fees of $3.7 million primarily related to SEC legal costs incurred in the prior year.  General and administrative expenses as a percentage of total revenues for the nine months ended February 28, 2006 and 2005 were 13.8% and 10.7%, respectively.

Restructuring.    During the nine months ended February 28, 2006, we recorded a $0.01 million restructuring charge compared with a $5.2 million restructuring charge, for the nine months ended February 28, 2005.  See Note 7 of Notes to Condensed Consolidated Financial Statements for a summary of activity for year-to-date fiscal 2006.

Amortization of Acquired Intangibles.   Amortization of acquired intangibles for the nine months ended February 28, 2006 of $1.1 million was consistent with the $1.2 million for the nine months ended February 28, 2005.

Other Income, Net

Other income, net, which is primarily comprised of interest income earned from cash and marketable securities increased to $7.5 million for the nine months ended February 28, 2006 from $2.8 million for the nine months ended February 28, 2005. The $4.7 million increase in interest income was due primarily to a $64.8 million increase in average invested balances and an increase in average yields, which were 3.8% and 1.8% for the nine months ended February 28, 2006 and 2005, respectively, and $0.4 million in interest income received on a tax refund.

Provision (Benefit) for Income Taxes

We recorded a $7.6 million income tax provision for the nine months ended February 28, 2006 compared with a
 $1.3 million income tax benefit for the nine months ended February 28, 2005. Our income tax provision (benefit) is based on pretax income (loss) and consists primarily of federal and state income taxes.  The quarterly tax expense is measured using an estimated annual tax rate for the period.  At February 28, 2006, the Company’s estimated annual tax rate was 39.4% before the impact of discrete items. Our effective tax rate, after the impact of discrete items, was 26.9% and 66.1% for the nine months ended February 28, 2006 and 2005, respectively.  The effective tax rate for the nine months ended February 28, 2006 includes a reversal of $1.4 million of valuation allowance as a result of the determination that previously recorded tax assets are now more likely than not to be realized prior to their expiration dates and the reversal of $2.1 million of tax reserves related to favorable settlement of certain tax audit matters and the closing of the U.S. statute of limitations on certain tax years.  The effective tax rate, after the impact of discrete items, for the nine months ended February 28, 2005 includes a $0.4 million benefit recorded with the filing of the Company’s tax returns as a result of a favorable return to provision adjustment. For the nine months ended February 28, 2005, due to a relatively small pre-tax loss of $0.2 million, this discrete item increased the effective tax rate by approximately 20%.  We review our reported effective tax rate on a quarterly basis and make any necessary changes.

Liquidity and Capital Resources

	As of and for the Nine months Ended February 28,
(in millions, except %)	2006	2005	Change
Working capital	$223.2	$181.9	22.7%
Cash and cash equivalents and marketable securities	$277.9	$221.9	25.3%
Cash provided by operating activities	$38.6	$17.1	126.0%
Cash used in investing activities	$(49.5)	$(15.4)	222.6%
Cash provided by (used in) financing activities	$10.3	$(1.0)	1,134.0%

As of February 28, 2006 we had $277.9 million in cash, cash equivalents and marketable securities and $223.2 million in working capital. Our most significant source of operating cash flows is derived from license fees and services to our customers. Days sales outstanding, which is calculated on net current receivables at period end divided by revenue for the quarter times 90 days in the quarter, was 51 and 45 as of February 28, 2006 and May 31, 2005, respectively. The increase is reflective of a $6.9 million increase in accounts receivable associated with the combined effects of increased revenues and an increase in receivables associated with work in progress.  Our primary uses of cash from operating activities are for employee costs, third-party costs for licenses and services, and facilities.

We believe that cash flows from operations, together with our cash, cash equivalents and marketable securities, will be sufficient to meet our cash requirements for working capital, capital expenditures and investments for the foreseeable future. As part of our business strategy we may acquire companies or products from time to time to enhance our product lines.  On June 2, 2005 we entered into an agreement to combine with Stockholm, Sweden-based Intentia International AB.  We intend this to be an all-stock transaction; however we may utilize cash to acquire certain shares as well as to fund acquisition related costs.  We are estimating these acquisition related costs to be in the range of $120 million to $140 million, which includes approximately $10 million to $15 million of costs to close the transaction, approximately $25 million to $35 million of integration costs once the transaction is completed, approximately $40 million for the pay-off of loans and approximately $47 million if all the Intentia shares are not tendered and we are required to purchase them for cash.  We believe we have sufficient cash to fund this business transaction.  For additional information refer to Note 5, “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements.

During the quarter ended February 28, 2006, we began a program to invoice annual support renewals so that most customers will have a June 1 renewal date each year for software support.  In the past, annual support renewal dates with customers were spread throughout the year, based on either the beginning of a quarter or the anniversary date of the initial license agreement with a customer.  Under this new program, we will invoice customers for annual support during the 90 day period before each June 1, and expect payment by that June 1.  As a result, beginning in the first quarter of fiscal 2008, we anticipate our cash balance from annual support payments will increase when these invoices are paid, and then will decrease after each June 1 over the remainder of the year as we apply that cash towards the fulfillment of our support obligations.  Revenue is not affected by this new program as revenue is recognized as the services are provided.

Cash flows from operating activities:

Net cash provided by operating activities was $38.6 million for the nine months ended February 28, 2006 compared with $17.1 million for the nine months ended February 28, 2005. Cash flows from operating activities were largely generated from our net income of $20.7 million and increased by $18.8 million in non-cash charges before working capital changes. Non-cash charges primarily consist of $10.6 million of depreciation and amortization, a $6.4 million stock compensation charge related to a negotiated separation agreement with the Company’s former president and chief executive officer and a $4.3 million tax benefit from stockholder transactions of option activity. The $0.9 million in net working capital changes decreased the overall cash provided to $38.6 million.

The activity in working capital changes for fiscal 2006 primarily relates to a $5.9 million decrease in cash received resulting from accounts receivable, a $1.1 million decrease in deferred revenue and customer deposits and $2.1 million of increase in cash payments related to accounts payable and accrued and other liabilities. These were partially offset by an increase in income taxes payable in the amount of $4.3 million related to the increased earnings and an increase in prepaid expenses of $3.6 million.

Cash flows from investing activities:

Net cash used in investing activities was $49.5 million for the nine months ended February 28, 2006 compared with $15.4 million for the nine months ended February 28, 2005. The decrease in cash from investing activities for the nine months ended February 28, 2006 primarily related to $43.7 million of cash used in net purchases of marketable securities as well as $2.9 million of cash paid for capitilized transaction costs in conjunction with the acquisition of Intentia.  Refer to Note 5 “Pending Business Combination” in the Notes to the Condensed Consolidated Financial Statements for additional information

Cash flows from financing activities:

Net cash provided by financing activities was $10.3 million for the nine months ended February 28, 2006 compared with net cash used in financing activities of $1.0 million for the nine months ended February 28, 2005.  The financing activities for the nine months ended February 28, 2006 primarily related to $9.3 million in cash received from the exercise of stock options and $2.7 million in cash received from employee contributions to our employee stock purchase plan.

Repurchase of Common Shares

In June 2003 our Board of Directors authorized us to repurchase up to $50.0 million of our common shares. Shares were repurchased from time to time as market conditions warranted either through open market transactions, block purchases, private transactions or other means.  During the nine months ended February 28, 2005, we completed the authorized stock repurchase plan by purchasing the remaining 1.4 million shares for $10.0 million in cash.  Cash proceeds obtained from maturities of marketable securities, the exercise of employee stock options and contributions to the employee stock purchase plan largely funded the share repurchases.  The repurchased shares, which remain in treasury, are being used for general corporate purposes.

Disclosures about Contractual Obligations and Commercial Commitments

The following summarizes our contractual obligations at February 28, 2006, and the effect these contractual obligations are expected to have on our liquidity and cash flows in future periods (in thousands):

	Total	1 Year or Less	1-3 Years	3-5 Years	More than 5 Years
Balance Sheet Contractual Obligations:
Debt	$300	$300	$—	$—	$—
Strategic partner commitments (2) (3)	1,000	1,000	—	—	—
Total	$1,300	$1,300	$—	$—	$—
Other Contractual Obligations:
Operating leases	$67,999	$8,266	$16,514	$15,895	$27,324
Purchase obligations (1)	10,439	8,082	2,320	37	—
Total	$78,438	$16,348	$18,834	$15,932	$27,324

Total Contractual Obligations	$79,738	$17,648	$18,834	$15,932	$27,324

(1)                                  Our purchase obligations represent those commitments greater than $50,000 and consist primarily of commitments for marketing activities.

(2)                                  Under the Agreement with Hackett that commenced May 9, 2005, we paid $1.6 million during the nine months ended February 28, 2006, and are contractually committed to pay an additional $0.5 million within the next twelve months.  We will pay additional fees when sales volumes meet established criteria throughout the term of the contract. The Agreement identifies joint programs in which Hackett will provide the Company and its customers and prospects with, among other things, access to Hackett benchmark tools, best-practices research and business advisory services. See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

 (3)                              In fiscal 2005, the Company and International Business Machines Corporation (IBM) entered into an OEM Software Agreement that was modified in the second quarter of fiscal 2006, and a Master Relationship Agreement (MRA). Under these agreements, we are reselling our business applications in conjunction with IBM’s open standards-based software, and the companies will jointly market these software solutions.  The MRA governs the joint marketing activities and has a three-year term. During the term of the modified OEM Software Agreement, we are paying royalties to IBM for the licensing of IBM programs to each applicable existing and new customer of the Company, and are paying IBM annual maintenance fees for each applicable customer.  The royalty and maintenance payments to IBM are based on transactions with each applicable Lawson customer. The modified OEM Software Agreement has an initial term of three years commencing September 2005 and may be extended by us for two additional one-year terms.  During the initial three-year term, we have agreed to pay certain minimum quarterly and annual royalties to IBM. Total commitments under the modified OEM Software Agreement approximate $9.5 million over the three-year term. We may elect to terminate the OEM Software Agreement for convenience upon 90 days advance notice to IBM.  If we elect early termination at any time during the initial three-year term, we would pay IBM any unpaid minimum royalties through the date of termination plus a prorated share of the guaranteed annual minimum payment due for the year in which the termination occurred.  We have made cash payments of $2.6 million according to terms of the modified OEM Software Agreement during the nine months ended February 28, 2006 recorded as other assets – long-term.  In addition, we recorded $0.5 million as other accrued liabilities on the February 28, 2006 Condensed Consolidated Balance Sheet, representing the prorated portion of the $0.6 million annual minimum owed in the initial year of the contract.  See Note 9 “Commitments and Contingencies” to the Condensed Consolidated Financial Statements for additional information.

Off-Balance-Sheet Arrangements

We do not use off-balance-sheet arrangements with unconsolidated entities, related parties or other forms of off-balance-sheet arrangements such as research and development arrangements. Accordingly, our liquidity and capital resources are not subject to off-balance-sheet risks from unconsolidated entities. As of February 28, 2006, we did not have any off-balance-sheet arrangements, as defined in Item 303(a) (4) (ii) of SEC Regulation S-K.

We have entered into operating leases for most U.S. and international sales and support offices and certain equipment in the normal course of business. These arrangements are often referred to as a form of off-balance-sheet financing. As of February 28, 2006, we leased facilities and certain equipment under non-cancelable operating leases expiring between 2006 and 2017. Rent expense under operating leases for the three months ended February 28, 2006 and 2005 was $3.2 million and $3.5 million, respectively. Rent expense under operating leases for the nine months ended February 28, 2006 and 2005 was $10.1 million and $10.4 million, respectively. Future minimum lease payments under our operating leases as of February 28, 2006 are included above in “Disclosures about Contractual Obligations and Commercial Commitments”.

Recent Accounting Pronouncements

In December 2004 the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standard No. 123 (revised 2004), Share-Based Payment (“SFAS No. 123(R)”). SFAS No. 123(R) requires compensation cost relating to unvested share-based payment transactions that are outstanding as of the effective date and newly issued transactions to be recognized in the financial statements. The cost will be measured based on the fair value of the equity or liability instruments issued. SFAS No. 123(R) covers a wide range of share-based compensation arrangements including share options, restricted share plans, performance-based awards, share appreciation rights and employee share purchase plans. SFAS No. 123(R) supersedes SFAS No. 123, Accounting for Stock-Based Compensation (“SFAS No. 123”), and supersedes Accounting Principles Board Opinion No. 25, Accounting for Stock Issued to Employees (“Opinion 25”).      SFAS No. 123, as originally issued in 1995, established a fair-value-based method of accounting for share-based payment transactions with employees. However, SFAS No. 123 permitted entities the option of continuing to apply the guidance in Opinion 25, as long as the footnotes to financial statements disclosed what net income would have been had the fair-value-based method been used. We elected the option of disclosure only under SFAS No. 123. In our disclosures, we have historically used the Black-Scholes option pricing model to determine the fair value of its share based compensation arrangements. Upon the adoption of SFAS No. 123(R), we will determine whether it will continue to utilize the Black-Scholes model or adopt some other acceptable model. Public entities are required to apply SFAS No. 123(R) as of the first annual reporting period that begins after June 15, 2005, which is effective with our first quarter of fiscal 2007. Based on the significant amount of our unvested share-based payment awards, the adoption of this statement is anticipated to have a material impact on our Consolidated Statements of Operations, however we are currently evaluating the impact. Historically, had compensation costs for the Company’s stock options been recognized based on fair value at the grant date consistent with the provisions of SFAS No. 123, the Company’s diluted earnings per share would have been reduced by $0.06, $0.05 and $0.05, respectively, for the years ended May 31, 2005,  May 31, 2004, and May 31, 2003, as disclosed in the Company’s Annual Report on Form 10-K and Form 10-K/A filed for the fiscal year ended May 31, 2005.

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

(b) Changes in Internal Control Over Fiancial Reporting – There were no changes in our internal control over financial reporting identified in connection with our evaluation during the quarter ended February 28, 2006, which have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We are, and from time to time may become, involved in litigation in the normal course of business concerning our products and services. While the outcome of these claims cannot be predicted with certainty, we do not believe that the outcome of any one of these legal matters will have a material adverse affect on our consolidated financial position, results of operations or cash flows. However, depending on the amount and the timing, an unfavorable resolution of some or all of these matters could materially affect our future results of operations or cash flows in a particular period.

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

Risks Relating to the Proposed Business Combination between Lawson and Intentia International AB

On June 2, 2005 we announced an agreement to combine Lawson with Intentia International AB in an all-stock transaction referred to as an “Exchange Offer”. If the Exchange Offer is accepted and the transaction is completed, Lawson will issue approximately 81 million shares of Lawson common stock pursuant to the terms of the Exchange Offer. Each Series A share of Intentia stock will be entitled to receive 0.5061 newly issued shares of Lawson common stock; each Series B share of Intentia stock will be entitled to receive 0.4519 newly issued shares of Lawson common stock; and each Warrant for the purchase of Intentia stock will be entitled to receive 0.2157 newly issued shares of Lawson common stock. These exchange ratios will not change based on the fluctuations in the market price of our common stock. The closing of the Exchange Offer and business combination with Intentia is subject to several conditions, including approval by our stockholders and sufficient tender of shares by Intentia security holders. Under the terms of the amended Transaction Agreement, if all of the conditions to the Exchange Offer are not completed by April 30, 2006, either Lawson or Intentia could elect to terminate the Transaction Agreement.  Our efforts to close the business combination and integrate our two businesses will create several additional risks and uncertainties.

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

As of February 28, 2006 we had goodwill of $43.3 million and acquired intangibles of $25.4 million on our Condensed Consolidated Balance Sheet.  Upon completion of the pending merger with Intentia, we anticipate a significant increase in goodwill and acquired intangibles.  To the extent that we do not generate sufficient cash flows to recover the net amount of the goodwill and intangibles recorded, the goodwill and intangibles could be subsequently written-off.  In such an event, our results of operations in any given period would be negatively impacted, and the market price of our stock could decline.

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

This transaction involves the integration of two businesses that are based in different countries and that currently operate independently. This integration is a complex, costly and time-consuming process. Following the combination of Lawson and Intentia, we may encounter difficulties in integrating our operations, technology and personnel with those of Intentia and this may continue for some time. Lawson management has limited experience integrating operations as substantial and geographically diverse as those of Intentia. The combined company may not successfully integrate the operations of Lawson and Intentia in a timely manner, or at all. The failure to successfully integrate the two businesses’ operations could undermine the anticipated benefits and synergies of the combination, which could adversely affect our business, financial condition and results of operations. The anticipated benefits relate to greater economies of scale and revenue enhancement opportunities resulting from Lawson’s and Intentia’s complementary product offerings, geographic and industry specialties and technology platforms. However, these anticipated benefits are based on projections and assumptions, not actual experience, and assume a successful integration.

We may have difficulties adapting Intentia’s operations to U.S. regulatory requirements.

As a company governed by Swedish laws and the rules of the Stockholm Stock Exchange, Intentia’s operations have not been designed to comply with financial reporting, disclosure controls and internal control requirements imposed by US GAAP and the Sarbanes-Oxley Act of 2002 and other U.S. securities laws and regulations. The implementation of the necessary control systems will be costly and time consuming. If Lawson fails to promptly implement these controls and systems at Intentia’s operations, Lawson could fail to comply with U.S. regulatory requirements, which could adversely offset our business, financial condition and results of operations.

The market price of our common stock may decline as a result of the Exchange Offer.

In connection with the Exchange Offer, we could issue as many as 81 million shares of our common stock to the holders of shares and warrants if all Intentia securityholders elect to tender their shares or warrants in exchange for shares of our common stock. The shares of our common stock issued in the Exchange Offer, subject to the contractual limitations on those persons who executed the lock-up agreements, will be freely-tradable upon consummation of the Exchange Offer. The acquisition of our shares by Intentia securityholders who may not wish to hold shares in a U.S. company, as well as the increase in the outstanding number of shares of our common stock, may lead to sales of such shares or the perception that such sales may occur, either of which may adversely affect the market for, and the market price of, our common stock. In addition, the market price of our common stock may decline following the closing of the Exchange Offer for a number of reasons, including if the integration of Intentia’s business is unsuccessful or we do not achieve the anticipated financial and strategic benefits of our combination with Intentia as rapidly or to the extent anticipated by stock market analysts or investors. The closing price of our common stock was $5.95 on June 1, 2005, the last day of trading prior to the announcement of the proposed Exchange Offer. Since that date, our stock has fluctuated from a low of $5.02 to a high of $8.05. On April 6, 2006, the closing price of our common stock was $7.76.

Our stockholders will suffer immediate and substantial dilution to their equity and voting interests as a result of the Exchange Offer.

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

We believe that we have reasonably estimated the likely costs of integrating our operations with the operations of Intentia and that such costs are estimated to be in excess of $25 million for the first 12 months following closing of the transaction. Our objective is to minimize incremental costs of operating as a combined company by offsetting incremental costs by cost savings of the combined company. It is possible that unexpected transaction costs, such as taxes, fees or professional expenses, or unexpected future operating expenses, such as increased personnel costs or unexpected severance costs, as well as other types of unanticipated developments, could adversely impact our business and profitability.

The uncertainties associated with our combination with Intentia may cause our customers and Intentia’s customers to delay or defer decisions which may result in the loss of customers and revenues.

Our customers and Intentia’s customers may, in response to the pending Exchange Offer and resulting combination of Lawson and Intentia, and prior to its effectiveness, delay or defer decisions concerning business with either or both of the businesses. Any delay or deferral in those decisions by our respective customers could adversely affect our businesses. For example, either company could experience a decrease in expected revenue as a consequence of such delays or deferrals.

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

In order to initiate compulsory acquisition proceedings under Swedish law, we must acquire more than 90% of the outstanding shares in Intentia. If we meet this legal requirement and furthermore acquire more than 90% of each of the outstanding shares and voting power in Intentia on a fully diluted basis using the treasury method (including all shares issuable pursuant to outstanding warrants but excluding shares issuable pursuant to outstanding convertible securities), we intend to purchase the remaining Shares for cash, pursuant to compulsory acquisition proceedings under Swedish law. The actual price per share purchased pursuant to Swedish compulsory acquisition proceedings, initiated after a share exchange offer, is typically based on the average closing price for the bidder’s stock during the acceptance period. In addition, interest will accrue on the purchase price from the day the compulsory acquisition proceedings are initiated. Assuming 90.01% of each of the outstanding shares and voting power in Intentia are tendered in the Exchange Offer and the price that is required to be paid pursuant to the Swedish compulsory acquisition proceedings for the remaining approximately 10% of the shares equals SEK 22.17 per Series A share and SEK 19.80 per Series B share, we could be obligated to pay approximately USD 47 million (approximately SEK 348 million assuming a currency exchange rate of SEK 7.4108 to $1.00 as of May 31, 2005) plus interest for the Shares purchased in the compulsory acquisition. This cash expenditure would normally occur between one and three years after the closing of the Exchange Offer. However, Lawson may be required to make a payment for part of the acquisition sum at an earlier stage. Following the entering into force of an award on advance acquisition of the minority shareholders’ shares, the arbitration tribunal may—at the request of a party to the proceedings or the legal representative for the minority shareholders—issue a separate award in respect of the acquisition sum accepted by Lawson. Thus, Lawson may be obligated to settle such part of the acquisition sum prior to the final arbitration award. Therefore, the total amount payable by Lawson under the compulsory acquisition proceedings could be greater than or less than USD 47 million.

We estimate that the total cash expenses related to acquisition costs to be incurred by Lawson and Intentia for the Exchange Offer will be approximately $30 million, including investment banking fees, accounting and legal fees, printing, mailing and other out-of-pocket transaction costs. Additionally we estimate that the cash expenses related to integration costs will be approximately $28.5 million.  We will have approximately $198.0 million in available cash and cash equivalents, based on the amount of cash and cash equivalents that we and Intentia had as of February 28, 2006. It is anticipated that we may use an additional amount of approximately $40 million in connection with the Combination, relating to a junior facility loan made by Tennenbaum to Intentia valued at $27.4 million, which includes accrued interest of  $0.6 million, as of February 28, 2006. The Tennenbaum loan matures in September 2009. However, pursuant to an agreement with Tennenbaum entered into in November 2005, Lawson intends to prepay the Tennenbaum loan following the closing of the Exchange Offer. Assuming current LIBOR interest rates until the prepayment date, the amount required to prepay the Tennenbaum loan in September

2006, calculated in accordance with the November 2005 agreement with Tennenbaum, is estimated to be $2.7 million.  Also included in this amount are the remaining Notes valued at $10.2 million, which includes accrued interest of $0.3 million, as of February 28, 2006.  Total estimated costs for the acquisition are summarized as follows (in thousands):

	Lawson	Intentia	Total
Acquisition costs	$13.5	$16.5	$30.0
Purchase of shares	47.0		47.0
Payoff of loan	40.3		40.3
Integration costs	28.5		28.5
Total	129.3	$16.5	$145.8

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

Although international revenues accounted for approximately 5% of our total revenues during fiscal year 2005, we will significantly increase our international operations upon consummation of the Exchange Offer, particularly in Europe. There are many risks that currently impact, and will continue to impact our international business and multinational operations, which will increase upon consummation of the Exchange Offer.  These risks include the following:

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

As a result of the consummation of the Exchange Offer, we will acquire the worldwide operations and approximately 2,200 employees of Intentia.  Consequently, we will face challenges inherent in efficiently managing an increased number of employees over large geographic distances, including the need to implement appropriate systems, policies, benefits and compliance programs.  In addition, we will be exposed to risks associated with the translation of Intentia’s SEK-denominated financial results and balance sheet into U.S. dollars. Our reporting currency will remain as the U.S. dollar; however, a portion of our consolidated financial obligations will arise in other currencies, including Euros, British Pounds and SEK. In addition, the carrying value of some of our assets and liabilities will be affected by fluctuations in the value of the U.S. dollar as compared with the Euro, British Pound and SEK.  Any inability to successfully manage the geographically more diverse and substantially larger combined organization, or any significant delay in achieving successful management, could have a material adverse effect on our results of operations after the Exchange Offer is consummated and, as a result, on the market price of our common stock.

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

We have begun producing certain products using a new business application platform we are developing known as “Landmark.” The goals of Landmark are to simplify software development and improve product quality. Because we have not yet released any new products developed using Landmark, it is too early to confirm whether we will successfully achieve these goals.

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

The intensely competitive markets in which we compete can put pressure on us to reduce our prices. If our competitors offer deep discounts on certain products or services, or eliminate license fees, in an effort to recapture or gain market share or to sell other products or services, we may need to lower prices or offer other favorable terms in order to compete successfully. Any such changes would be likely to reduce margins and could adversely affect operating results.

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

On February 28, 2006 the Condensed Consolidated Balance Sheet includes net deferred tax assets in the amount of $31.8 million. Each quarter, we must assess the likelihood that our net deferred tax assets will be recovered from future taxable income and to the extent we believe that recovery is not likely, we must establish a valuation allowance. To the extent we establish or reverse all or a portion of the valuation allowance, we must include an expense or expense reversal within the tax provision in the statement of operations.  As of February 28, 2006, we have evaluated and determined that the prior reported valuation allowance in the amount of $1.4 million should be reversed. This amount represents an expectation that the previously reserved amounts for federal tax credits, federal carryover items and state net operating losses will now be realized prior to their expiration dates.

In the event that we adjust our estimates of future taxable income or tax deductions from the exercise of stock options; or our stock price increases significantly without a corresponding increase in taxable income, we may need to establish an additional valuation allowance, which could materially adversely impact our financial position and results of operations. With the expected closing of the merger with Intentia we will need to reassess the combined U.S. historical results for Lawson and Intentia as well as the combined U.S. deferred tax assets.  Intentia’s U.S. operations are not material and therefore its deferred tax assets are significantly less than Lawson’s.  However, Intentia’s historical losses in the U.S. and its deferred tax assets may impact the assessment and may increase the possibility of future valuation allowances.

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

To help improve margins and gain operational efficiencies, many software businesses have outsourced portions of their software development and software services to businesses located in India or other parts of the world. In February 2004, we entered into an offshore agreement with a third-party based in India to provide certain software support services for our products. We have expanded our efforts to use this third-party to assist us in providing lower cost implementation services for customers. In December 2005, we organized a subsidiary in the Philippines, to assist with product development and support at a cost lower than in the United States.  Since December 2005, we have invested in the Philippines subsidiary but do not expect to achieve any costs savings until the employees in the Philippines are hired and trained.  We have limited experience with these types of outsourcing and may be unable to achieve the anticipated economic efficiencies expected of this arrangement.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

(a) Not applicable

(b) Use of Proceeds

As of February 28, 2006, we held $108.3 million of net proceeds from our initial public offering in interest-bearing, investment grade securities. During the three months ended February 28, 2006, we used approximately $0.5 million for capital expenditures, $1.9 million were capitalized for the pending business acquisition with Intentia and $0.7 million for repayment of debt.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS

(a)	Exhibits

	31.1	Certification of President and Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act- Harry Debes.

	31.2	Certification of Executive Vice President and Chief Fiancial and Performance Officer Pursuant to Section 302 of the Sarbanes-Oxley Act- Robert G. Barbieri.

	32.1	Certification of President and Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act- Harry Debes.

	32.2	Certification of Executive Vice President and Chief Fiancial and Performance Officer Pursuant to Section 906 of the Sarbanes-Oxley Act- Robert G. Barbieri.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: April 7, 2006

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